Form 10-Q
period 1995-09-30
UNITED COMPANIES LIFE INSURANCE CO
filed 1995-11-14
CIK 101115

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           __________________________

                                   FORM 10-Q

(Mark One)
 (X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

 (  )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the period from .......... to ..........

Commission file number 33-91358, 33-95968


                    UNITED COMPANIES LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)


               Louisiana                                   72-0475131
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                   Identification No.)


      8545 United Plaza Boulevard
         Baton Rouge, Louisiana                              70809
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code (504) 924-6007


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----      -----

      The number of shares of $2.00 par value common stock issued and outstanding as of November 3, 1995 was 4,200,528, excluding - 0 - treasury shares.

================================================================================

             UNITED COMPANIES LIFE INSURANCE COMPANY AND SUBSIDIARY

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995




PART I - FINANCIAL INFORMATION                                                                       PAGE
Financial Statements:

Consolidated Balance Sheets
   September 30, 1995 and December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . .         2

Consolidated Statements of Income
   Three months and nine months ended September 30, 1995 and 1994   . . . . . . . . . . . . . .         3

Consolidated Statements of Cash Flows
   Nine months ended September 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . .         4

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . .       5-7

Management's Discussion and Analysis of Financial Condition
   and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8-13

Review by Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14

Independent Accountants' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15



PART II - OTHER INFORMATION

Exhibits and Current Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . .        16

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        17

Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18

             UNITED COMPANIES LIFE INSURANCE COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                September 30,
                                                                   1995               December 31,
                                                                (UNAUDITED)               1994
                                                              ----------------      ---------------
Assets

Investments:
     Fixed maturity securities:
        Available-for-sale at fair value  . . . . . .        $     1,119,197      $      959,857
        Held-to-maturity at amortized cost  . . . . .                 51,918              57,391
     Equity securities at fair value    . . . . . . .                    985                 721
     Mortgage loans on real estate  . . . . . . . . .                315,515             325,439
     Policy loans   . . . . . . . . . . . . . . . . .                 19,820              20,243
     Investment in limited partnerships   . . . . . .                 24,300              26,672
     Short-term investments   . . . . . . . . . . . .                 21,320              54,664
                                                             ---------------      --------------
        Total investments   . . . . . . . . . . . . .              1,553,055           1,444,987
                                                             ---------------      --------------
Cash  . . . . . . . . . . . . . . . . . . . . . . . .                  5,723              13,169
Investment in indebtedness of affiliate   . . . . . .                 10,000              10,000
Accrued investment income   . . . . . . . . . . . . .                 17,525              15,032
Due from reinsurers   . . . . . . . . . . . . . . . .                 34,047              34,985
Deferred policy acquisition costs   . . . . . . . . .                 92,009              91,915
Property - net  . . . . . . . . . . . . . . . . . . .                 23,387              23,372
Deferred income tax benefit   . . . . . . . . . . . .                     -               17,128
Other assets    . . . . . . . . . . . . . . . . . . .                  4,517               7,566
                                                             ---------------      --------------
        Total assets  . . . . . . . . . . . . . . . .        $     1,740,263      $    1,658,154
                                                             ===============      ==============

Liabilities and Stockholder's Equity

Annuity reserves    . . . . . . . . . . . . . . . . .        $     1,429,276      $    1,425,973
Policy benefit reserves   . . . . . . . . . . . . . .                112,328             116,501
Unearned premium reserves   . . . . . . . . . . . . .                  2,246               4,491
Deferred income tax payable   . . . . . . . . . . . .                 17,517                  -
Other liabilities   . . . . . . . . . . . . . . . . .                 10,338               9,010
                                                             ---------------      --------------
       Total liabilities    . . . . . . . . . . . . .              1,571,705           1,555,975
                                                             ---------------      --------------
Stockholder's equity:
Common stock, $ 2 par value;
     Authorized - 4,200,528 shares;
     Issued - 4,200,528 shares    . . . . . . . . . .                  8,401               8,401
Additional paid-in capital    . . . . . . . . . . . .                 28,980              28,980
Retained earnings   . . . . . . . . . . . . . . . . .                118,593             111,632
Net unrealized gains (losses) on securities   . . . .                 12,584             (46,834)
                                                             ---------------      --------------
       Total stockholder's equity     . . . . . . . .                168,558             102,179
                                                             ---------------      --------------
       Total liabilities and stockholder's equity . .        $     1,740,263      $    1,658,154
                                                             ===============      ==============

                See notes to consolidated financial statements.

             UNITED COMPANIES LIFE INSURANCE COMPANY AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                 (IN THOUSANDS)


                                                                           Three Months Ended                  Nine Months Ended
                                                                              September 30                        September 30
                                                                           1995             1994             1995            1994
                                                                        ----------       ---------        ---------        --------
Revenues:

     Net investment income   . . . . . . . . . . . . . . . . .        $     31,440     $     29,727     $    94,088     $    85,473
     Net insurance premiums    . . . . . . . . . . . . . . . .               1,897            2,497           6,217           8,199
     Realized investment  (losses)   . . . . . . . . . . . . .              (1,558)          (2,142)         (2,513)         (4,007)
                                                                      ------------     ------------     -----------     -----------
                 Total   . . . . . . . . . . . . . . . . . . .              31,779           30,082          97,792          89,665
                                                                      ------------     ------------     -----------     -----------
Expenses:

     Interest on annuity policies    . . . . . . . . . . . . .              19,882           18,261          59,470          54,115
     Amortization of deferred policy acquisition cost    . . .               3,096            3,132           9,609           9,775
     Insurance commissions     . . . . . . . . . . . . . . . .                 200               33             429              83
     Insurance benefits    . . . . . . . . . . . . . . . . . .               2,383            2,569           7,759           9,056
     Other operating expenses    . . . . . . . . . . . . . . .               3,547            3,384          10,121           9,429
                                                                      ------------     ------------     -----------     -----------
                 Total   . . . . . . . . . . . . . . . . . . .              29,108           27,379          87,388          82,458
                                                                      ------------     ------------     -----------     -----------
Income  before income taxes    . . . . . . . . . . . . . . . .               2,671            2,703          10,404           7,207

Provision (benefit) for income taxes:
     Current     . . . . . . . . . . . . . . . . . . . . . . .               1,112            2,354           3,758           6,704
     Deferred    . . . . . . . . . . . . . . . . . . . . . . .                (173)          (1,404)           (315)         (4,171)
                                                                      ------------     ------------     -----------     -----------
                 Total   . . . . . . . . . . . . . . . . . . .                 939              950           3,443           2,533
                                                                      ------------     ------------     -----------     -----------
Net income     . . . . . . . . . . . . . . . . . . . . . . . .        $      1,732     $      1,753     $     6,961     $     4,674
                                                                      ============     ============     ===========     ===========

                See notes to consolidated financial statements.

             UNITED COMPANIES LIFE INSURANCE COMPANY AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (IN THOUSANDS)

                                                                                                          NINE MONTHS ENDED
                                                                                                              SEPTEMBER 30
                                                                                                     -------------------------------
                                                                                                        1995                1994
                                                                                                     -----------        ------------
Cash flows from operating activities:
     Net income  from operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     6,961         $   4,674
     Adjustments to reconcile net income to net cash provided by operating activities:
        (Increase) in deferred policy acquisition   . . . . . . . . . . . . . . . . . . . . . .             (94)           (5,582)
        Decrease in policy loans    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             423               104
        (Increase) decrease in accrued interest and accounts receivable   . . . . . . . . . . .          (2,493)               40
        Decrease in due from reinsurers   . . . . . . . . . . . . . . . . . . . . . . . . . . .             938             1,295
        Decrease in other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,049             4,708
        (Decrease) in policy benefit reserves   . . . . . . . . . . . . . . . . . . . . . . . .          (4,173)           (3,518)
        Interest on annuity policies    . . . . . . . . . . . . . . . . . . . . . . . . . . . .          59,470            54,115
        (Decrease) in unearned premium reserves   . . . . . . . . . . . . . . . . . . . . . . .          (2,245)           (4,683)
        Income tax expense (benefit)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,650            (4,171)
        Increase (decrease) in other liabilities  . . . . . . . . . . . . . . . . . . . . . . .           1,328            (3,915)
        Provision for loan losses   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,146             4,365
        Amortization and depreciation   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,249             1,076
        Amortization of prior loan sale gains  . . . . . . . . . . . . . . . . .  . . . . . . .           1,865             1,371
        Investment (gains)    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (379)             (348)
        Net cash flows from trading investment securities   . . . . . . . . . . . . . . . . . .            (232)             (481)
                                                                                                    -----------         ---------
               Net cash provided by operating activities  . . . . . . . . . . . . . . . . . . .          71,463            49,050
                                                                                                    -----------         ---------
Cash flows from investing activities:
     Proceeds from sales of loans held for investment   . . . . . . . . . . . . . . . . . . . .         915,308           704,831
     Principal collected on loans    . . . . . . . . . . . . . . . . . . .  . . . . . . . . . .          47,742            64,770
     Loan originations and acquisitions   . . . . . . . . . . . . . . . . . . . . . . . . . . .         (22,463)           (3,454)
     Loans purchased from affiliates    . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (935,674)         (653,694)
     Proceeds from sales, calls or maturities of available-for-sale securities    . . . . . . .          60,901            65,247
     Proceeds from maturities or calls of held-to-maturity securities   . . . . . . . . . . . .           3,519             4,671
     Purchase of available-for-sale securities    . . . . . . . . . . . . . . . . . . . . . . .        (126,528)         (247,451)
     Change in investment in limited partnerships   . . . . . . . . . . . . . . . . . . . . . .           2,372             1,231
     Change in short-term investments   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          33,344           (39,372)
     Capital  expenditures   . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . .            (930)             (387)
                                                                                                    -----------         ---------
               Net cash (used) by investing activities  . . . . . . . . . . . . . . . . . . . .         (22,409)         (103,608)
                                                                                                    -----------         ---------
Cash flows from financing activities:
     Deposits received from annuities   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         110,932           186,972
     Payments on annuities    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (167,099)         (141,113)
     (Decrease) in repurchase agreement   . . . . . . . . . . . . . . . . . . . . . . . . . . .            -               (9,378)
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (333)              325
                                                                                                    -----------         ---------
               Net cash (used) provided by financing activities . . . . . . . . . . . . . . . .         (56,500)           36,806
                                                                                                    -----------         ---------
(Decrease) in cash    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (7,446)          (17,752)

Cash at beginning of period   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13,169            22,716
                                                                                                    -----------         ---------
Cash at end of period   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     5,723         $   4,964
                                                                                                    ===========         =========

                See notes to consolidated financial statements.

             UNITED COMPANIES LIFE INSURANCE COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. BASIS OF PRESENTATION.

        In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal accruals necessary to present fairly the financial position, the results of operations and the cash flows for the interim periods presented.

        The consolidated results of operations for the three months and nine months ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2. INVESTMENTS.

   FIXED MATURITY SECURITIES

        The Company's portfolio of fixed maturity securities consisted of the following at September 30, 1995:

                                                        Amortized      Unrealized        Unrealized          Fair
        (in thousands)                                    Cost            Gains            Losses           Value
        ------------------------------------------------------------------------------------------------------------
        Available-for-Sale:
          U.S. Government . . . . . . . . . . . .     $    11,512       $    227          $  -           $    11,739
          Municipal . . . . . . . . . . . . . . .             425             22             -                   447
          Foreign . . . . . . . . . . . . . . . .          20,421          1,247             -                21,668
          Corporate . . . . . . . . . . . . . . .         323,506         14,203            1,404            336,305
          Mortgage-backed . . . . . . . . . . . .         743,582         11,592            6,136            749,038
                                                      -----------       --------          -------        -----------
              Total . . . . . . . . . . . . . . .     $ 1,099,446       $ 27,291          $ 7,540        $ 1,119,197
                                                      ===========       ========          =======        ===========
        HELD-TO-MATURITY:
          Corporate . . . . . . . . . . . . . . .     $     7,046       $    483          $  -           $     7,529
          Mortgage-backed . . . . . . . . . . . .          44,872          1,201            1,041             45,032
                                                      -----------       --------          -------        -----------
              Total . . . . . . . . . . . . . . .     $    51,918       $  1,684          $ 1,041        $    52,561
                                                      ===========       ========          =======        ===========


        Net unrealized gains on available-for-sale securities of $12.6 million included in Stockholder's equity at September 30, 1995, are presented net of deferred income taxes of $6.8 million.

        A summary of the Company's investment in the commercial loan pass-through certificates for which an election under the real estate mortgage investment conduit provisions of the Internal Revenue Code has been made at September 30, 1995, included in the category
        Held-to-Maturity, Mortgage-backed is as follows:

                                                                        Remaining
                                                        Date of         Principal         Interest         Maturity
        (in thousands)                                   Issue           Balance            Rate             Date
        --------------------------------------------------------------------------------------------------------------
        United Companies Life REMIC:
          Series 90-1, Class B-1  . . . . . . . .     Mar 29, 1990       $10,042           10.05%       Sep  25,  2009
          Series 90-2, Class A-3  . . . . . . . .     Dec 18, 1990       $19,965            9.88%       May  25,  2000
          Series 90-2, Class B-1  . . . . . . . .     Dec 18, 1990       $14,866            9.88%       Jan  25,  2009

   EQUITY SECURITIES

        The net unrealized capital gains and losses on common stocks were as follows at September 30, 1995:

                                                                       Unrealized        Unrealized          Fair
        (in thousands)                                    Cost            Gains            Losses           Value
        ----------------------------------------------------------------------------------------------------------
        Trading . . . . . . . . . . . . . . . . . . .    $  612             $303           $   4           $   911
        Available-for-Sale  . . . . . . . . . . . . .       467               -              393                74
                                                         ------             ----           -----           -------
             Total  . . . . . . . . . . . . . . . . .    $1,079             $303           $ 397           $   985
                                                         ======             ====           =====           =======


   MORTGAGE LOANS ON REAL ESTATE

        The following schedule summarizes the composition of mortgage loans on real estate at the inidcated periods ending:


        (in thousands)                                                   September 30, 1995         December 31, 1994
        ---------------                                                  ------------------         -----------------
        Residential . . . . . . . . . . . . . . . . . . . . . . .              $141,002                 $ 158,943
        Residential foreclosed  . . . . . . . . . . . . . . . . .                  -                          151
        Commercial  . . . . . . . . . . . . . . . . . . . . . . .               167,207                   156,428
        Commercial foreclosed   . . . . . . . . . . . . . . . . .                16,719                    19,187
                                                                               --------                 ---------
                                                                                324,928                   334,709
        Allowance for loan losses . . . . . . . . . . . . . . . .               (9,102)                    (8,852)
        Unearned loan charges . . . . . . . . . . . . . . . . . .                 (311)                      (418)
                                                                               --------                 ---------
             Total  . . . . . . . . . . . . . . . . . . . . . . .              $315,515                 $ 325,439
                                                                               ========                 =========


        Included in the mortgage loans on real estate at September 30, 1995 and December 31, 1994, were non-accrual loans of $2.2 million and $2.6 million, respectively.


   INVESTMENT IN LIMITED PARTNERSHIPS

        Following is an analysis of the Company's investment in limited partnerships for the indicated periods:

                                                                          Nine Months Ended            Year Ended
        (in thousands)                                                   September 30, 1995         December 31, 1994
        ---------------                                                  ------------------         -----------------
        Balance, beginning of period  . . . . . . . . . . . . . . .            $26,672                   $26,698
        Contributions and capitalized costs . . . . . . . . . . . .              7,703                     5,168
        Net partnership income  . . . . . . . . . . . . . . . . . .              5,698                     1,480
        Distributions . . . . . . . . . . . . . . . . . . . . . . .            (15,773)                   (6,674)
                                                                               -------                   -------
        Balance, end of period  . . . . . . . . . . . . . . . . . .            $24,300                   $26,672
                                                                               =======                   =======

        The limited partnerships were formed for the purpose of participating in privately placed mezzanine investments. These investments generally include higher risk subordinated debt combined with equity securities.

   INVESTMENT INCOME

        Investment income by type that exceeds five percent of total investment income was as follows for the indicated periods:

                                                                                    Nine Months Ended September 30,
                                                                                    -------------------------------
         (in thousands)                                                                 1995               1994
        -----------------                                                             --------            -------
        Fixed maturity securities . . . . . . . . . . . . . . . . . . . . .           $ 64,744            $54,165
        Mortgage loans on real estate . . . . . . . . . . . . . . . . . . .             29,048             35,636
        Limited partnerships  . . . . . . . . . . . . . . . . . . . . . . .              5,698                537
        All other investment income . . . . . . . . . . . . . . . . . . . .              3,871              3,977
                                                                                      --------            -------
                                                                                       103,361             94,315
        Less: Investment expenses . . . . . . . . . . . . . . . . . . . . .            (9,273)             (8,842)
                                                                                      --------            -------
             Net investment income  . . . . . . . . . . . . . . . . . . . .           $ 94,088            $85,473
                                                                                      ========            =======


3. CASH PAID FOR INTEREST AND INCOME TAXES.

        During the nine months ended September 30, 1995 and 1994, the Company paid interest on repurchase agreements in the approximate amount of $2.6 million and $1.6 million, respectively. During the nine months ended September 30, 1995 and 1994, the Company paid income taxes in the amount of $1.7 million and $1.4 million, respectively.

4. CONTINGENCIES.

        The Company is subject to various litigation arising during the ordinary course of business. While the outcome of such litigation cannot be predicted with certainty, management does not expect the resolution of these matters to have a material adverse effect on the financial condition or results of operations of the Company.

5. ACCOUNTING STANDARDS.

        In May, 1993 and in October, 1994 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards Nos. 114 and 118 ("SFAS 114" and "SFAS 118") which address the accounting by creditors for impairment of loans and specify how allowances for credit losses related to certain loans should be determined. The statements also address the accounting by creditors for all loans that are restructured in a troubled debt restructuring involving modification of the terms of a receivable. The implementation of the provisions of SFAS 114 and SFAS 118 in the first quarter of 1995 did not have a material effect on the financial statements of the Company.

6. POSSIBLE SALE OF THE COMPANY

        On October 20, 1995, the Company's parent, United Companies Financial Corporation ("UCFC"), announced that, as part of its continuing efforts to maximize shareholder value, it is evaluating strategic alternatives regarding the Company, including the possible sale of the Company.

        UCFC has received unsolicited indications of interest from, and is engaged in discussions with, third parties regarding a possible sale of the Company. These discussions are continuing, but there can be no assurance that an agreement will be reached. If an agreement is reached, it will be subject to approval by UCFC's Board of Directors and shareholders and by regulatory authorities.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

    The following analysis should be read in conjunction with the Company's consolidated financial statements and accompanying notes presented elsewhere herein.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

    Net income for the nine months ended September 30, 1995 was $7.0 million, compared to $4.7 million for the first nine months of 1994. The increase in net income during the first nine months of 1995 resulted primarily from improved investment results from the Company's interest in a limited partnership.

    The following table sets forth certain financial data for the periods indicated:

                                                                             Nine Months Ended September 30,
                                                                           ----------------------------------
                                                                              1995                  1994
                                                                           ------------          ------------
                                                                                     (in thousands)
    Total revenues  . . . . . . . . . . . . . . . . . . . . . . . . . .      $97,792               $89,665
    Total expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .       87,388                82,458
    Income before taxes   . . . . . . . . . . . . . . . . . . . . . . .       10,404                 7,207
    Net income    . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,961                 4,674

    REVENUES. The following table sets forth information regarding the components of the Company's revenues for the periods indicated:

                                                                             Nine Months Ended September 30,
                                                                           ----------------------------------
                                                                              1995                  1994
                                                                           ------------          ------------
                                                                                     (in thousands)
    Net investment income   . . . . . . . . . . . . . . . . . . . . . .        $94,088               $85,473
    Net insurance premiums  . . . . . . . . . . . . . . . . . . . . . .          6,217                 8,199
    Realized investment losses  . . . . . . . . . . . . . . . . . . . .         (2,513)               (4,007)
                                                                               -------               -------
            Total   . . . . . . . . . . . . . . . . . . . . . . . . . .        $97,792               $89,665
                                                                               =======               =======

    Net investment income totaled $94.1 million on average investments of approximately $1.5 billion for the first nine months of 1995, compared to net investment income of $85.5 million on average investments of approximately $1.46 billion during the same period of 1994. At September 30, 1995, the amortized cost of the fixed income portfolio totaled $1.2 billion and was comprised principally of $788.5 million in investment grade mortgage-backed securities and $345.7 million in investment grade bonds. In addition, net income for the first nine months of 1995 increased $5.2 million as compared to the same period in 1994 by results from an investment in a limited partnership. At September 30, 1995, the weighted average rating of the publicly traded bond portfolio, according to nationally recognized statistical rating agencies, was "AA." During 1994, the Company established a trading account for a portion of its investment portfolio invested in common stocks. At September 30, 1995, the carrying value of investments in the Company's trading account was $.9 million reflecting a $.3 million unrealized gain, which is included in investment income for the first nine months of 1995.

    Interest, charges and fees on mortgage loans on real estate decreased $5.3 million during the first nine months of 1995 compared to the same period of 1994. A reduction in the volume and related holding periods for home equity loans acquired by the Company from United Companies Lending Corporation ("UC Lending"), an affiliate, contributed to the reduction in interest charges and fees on loans in the first nine months of 1995. At September 30, 1995, the Company's portfolio of mortgage loans on real estate was comprised of $141.0 million in first mortgage home equity loans and $183.9 million in first mortgage commercial real estate loans (including properties obtained through foreclosure), compared to $159.1 million and $175.6 million, respectively at December 31, 1994. The mortgage loan portfolio of the Company is serviced by UC Lending. The Company has full credit recourse to UC Lending with respect to all home equity mortgage loans acquired by it from UC Lending with the exception of $2.4 million in loans which were acquired from the financial institutions under conservatorship by the Resolution Trust Corporation (the "RTC") or from the RTC as receiver of failed financial institutions. Although the Company, since 1991, had limited its investment in commercial real estate loans, the

Company decided in 1995 to invest on a limited basis in new commercial real estate loans, substantially all of which will be originated by UC Lending.

    The Company estimates that non-accrual loans reduced mortgage loan interest by approximately $114,000 and $133,000 during the first nine months of 1995 and 1994, respectively. During the nine months ended September 30, 1995, the average amount of non-accrual mortgage loans owned by the Company was $2.2 million, compared to approximately $2.8 million during the same period of 1994. At September 30, 1995, the Company owned approximately $8.2 million of commercial loans which were on an accrual status, but which the Company considers as potential problem loans, compared to $8.0 million at September 30, 1994. The Company evaluates each of these commercial loans to estimate its risk of loss in the investment and provides for such loss through a charge to earnings.

    Investment income for the first nine months of 1995 was also reduced by $.9 million as compared to the same period of 1994 by the excess of the amortization of prior loan sale gains over the related pass-through income. An increase in the amortization of prior loan sale gains was the result of an adjustment in the estimated prepayment assumptions of certain mortgage loans. This adjustment was made in connection with the Company's evaluation which is performed as of each balance sheet date of the prepayment assumptions used in calculating loan sale gains in relation to the current rate of prepayment, and if necessary, revising the estimate using the original discount rate. Any losses arising from adverse prepayment experience are recognized immediately while favorable experience is recognized prospectively.

    Net insurance premiums declined approximately $2.0 million for the first nine months of 1995 compared to the same period of 1994. Net insurance premiums reflect revenues associated primarily with pre-need life insurance and credit insurance. Management has chosen to focus on deferred annuities, its primary product line, and on developing a variable annuity product introduced in the third quarter of 1995, and thus new sales of pre-need life insurance and credit insurance have been discontinued. The decrease in premium income reflects that decision.

    Realized investment gains and losses may vary significantly from year to year since the decision to sell investments is determined principally by considerations of investment timing and tax consequences. Realized investment gains and losses can also result from early redemption of securities at the election of the issuer (calls) and changes in write-downs and reserves.

    Realized gains and (losses) were as follows for the indicated periods:

                                                                             Nine Months Ended September 30,
                                                                           ----------------------------------
                                                                              1995                  1994
                                                                           ------------          ------------
                                                                                     (in thousands)
    Sales of fixed maturity securities  . . . . . . . . . . . . . . . .     $    421             $    246
    Calls and maturities of fixed maturity securities   . . . . . . . .          (42)                 102
    Sales of equity securities  . . . . . . . . . . . . . . . . . . . .          254                   10
    Write-downs/reserve changes   . . . . . . . . . . . . . . . . . . .       (3,146)              (4,365)
                                                                             -------              -------
    Realized investment (losses)  . . . . . . . . . . . . . . . . . . .      $(2,513)             $(4,007)
                                                                             =======              =======


    EXPENSES. The following table presents the components of the Company's expenses for the periods indicated:

                                                                            Nine Months Ended September 30,
                                                                          ----------------------------------
                                                                              1995                  1994
                                                                          ------------          ------------
                                                                                     (in thousands)
    Interest on annuity policies    . . . . . . . . . . . . . . . . . .     $ 59,470              $  54,115
    Amortization of deferred policy acquisition costs   . . . . . . . .        9,609                  9,775
    Insurance commissions   . . . . . . . . . . . . . . . . . . . . . .          429                     83
    Insurance benefits  . . . . . . . . . . . . . . . . . . . . . . . .        7,759                  9,056
    Other operating   . . . . . . . . . . . . . . . . . . . . . . . . .       10,121                  9,429
                                                                            --------              ---------
         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 87,388              $  82,458
                                                                            ========              =========

    Interest on annuity policies increased $5.4 million in the first nine months of 1995 compared to the same period of 1994, primarily as the result of an increase in annuity reserves. Average annuity reserves were $1.43 billion during the first nine months of 1995; an increase of approximately $90 million from the same period of 1994. As expected, annuity surrenders increased in comparison with 1994, primarily because of the number of policies no longer subject to surrender charges. Management continues to aggressively manage its interest spread between earnings and crediting rates in an effort to balance competitiveness and profitability goals.

    Net insurance commissions for the first nine months of 1995 increased by approximately $346,000 from the same period of 1994. Refunds of commissions on the unearned premiums of the Company's credit life business exceeded the net commissions after capitalization during a portion of 1994 and contributed to the increase in the first nine months of 1995. During the nine months ended September 30, 1995, the Company capitalized as deferred policy acquisition costs approximately $9.1 million in commissions paid on sales of annuities, compared to $15.3 million during the same period of 1994. Amortization of commission expense on annuities capitalized in prior periods was $7.9 million during the first nine months of 1995, compared to $6.6 million during the first nine months of 1994.

    Insurance benefits for the nine months ended September 30, 1995 decreased $1.3 million, compared to the comparable period of 1994, generally reflecting the run-off of credit life insurance.

    Other operating expenses, which include general insurance and taxes, licenses and fees, increased approximately $691,000 during the first nine month period of 1995, compared to the comparable period in 1994. This increase is primarily attributable to the start-up costs, including legal and printing expenses, associated with the Company's new variable annuity product introduced in the third quarter of 1995, and increased corporate expenses allocated from its parent resulting from increases in the parent's employee benefits, legal, and charitable contributions expenses.

ASSET QUALITY AND RESERVES

    The quality of the Company's commercial loan and bond portfolios significantly affects the profitability of the Company. The values of and markets for these assets are dependent on a number of factors, including general economic conditions, interest rates and governmental regulations. Adverse changes in such factors, which become more pronounced in periods of economic decline, may affect the quality of these assets and the Company's resulting ability to sell these assets for acceptable prices. General economic deterioration can result in increased delinquencies on existing loans, reductions in collateral values and declines in the value of investments resulting from a reduced capacity of issuers to repay the bonds. The Company has full credit recourse to UC Lending for principal and interest on its home equity loans originated by UC Lending.

    Substantially all of the loans owned by the Company were originated by UC Lending, with the home equity loans being originated primarily through its branch (i.e., retail) network or wholesale loan programs. The Company's loan portfolio at September 30, 1995, was comprised primarily of $141.0 million in home equity loans and $183.9 million in commercial loans (including properties obtained through foreclosure).

    At September 30, 1995, the contractual balance of loans serviced by UC Lending for the Company was approximately $298.2 million. Included in the serviced portfolio are the Company's commercial loans, a substantial portion of which were originated in Florida (24.1%), Georgia (17.3 %), Colorado (10.1%), Virginia (8.5%), Texas (6.4%), Tennessee (6.6%) and Louisiana (5.5%). No other state accounted for more than 5% by outstanding principal balance of the Company's commercial loan portfolio. The risk inherent in such concentrations is dependent not only upon regional and general economic stability which affects property values, but also the financial well-being and credit worthiness of the borrower. Approximately $7.5 million of its commercial portfolio was serviced by the Company rather than by UC Lending.

    Management continues to emphasize reducing the level of non-earning assets owned by focusing on expediting the foreclosure process on its commercial loans. The contractual balance of foreclosed loans totaled $16.6 million at September 30, 1995, compared to $19.2 million at December 31, 1994. The Company can neither quantify the impact of property value declines, if any, on its loans nor predict whether, to what extent, or how long such declines may exist. In a period of such declines, the rates of delinquencies, foreclosures and losses on loans could be higher than those previously experienced. Adverse economic conditions (which may or may not affect real property values) may affect the timely payment by borrowers of scheduled payments of principal and interest on the home equity loans, and, accordingly the actual rates of delinquencies, foreclosures and losses.

    The following table provides a summary of mortgage loans owned by the Company which are past due 30 days or more, foreclosed properties and loans charged-off as of the dates indicated:

                                     Contractual  Delinquencies     % of                                 % of
                                       Balance     Contractual   Contractual   Foreclosed   Net Loans  Average
          Period Ended                of Loans       Balance       Balance     Properties  Charged-Off Loans *
    -----------------------          -----------  -------------  -----------   ----------  ----------- -------
                                                                   (in thousands)
Nine months ended September 30, 1995
    Home equity   . . . . . . . . .   $140,691      $ 1,153          .82%       $  -        $   90        .080%
    Commercial  . . . . . . . . . .    165,018        2,990         1.81%        16,550      2,806       2.344%
                                      --------      -------                     -------     ------
    Total   . . . . . . . . . . . .   $305,709      $ 4,143         1.36%       $16,550      2,896       1.248%
                                      ========      =======                     =======     ======

Year ended December 31, 1994
    Home equity   . . . . . . . . .   $158,525      $ 1,516          .96%       $   151      $  12        .006%
    Commercial  . . . . . . . . . .    154,239        2,335         1.51%        19,019      5,959       4.573%
                                      --------      -------                     -------     ------
    Total   . . . . . . . . . . . .   $312,764      $ 3,851         1.23%       $19,170      5,971       2.069%
                                      ========      =======                     =======     ======

Year ended December 31, 1993
    Home equity   . . . . . . . . .   $263,360      $ 1,304         0.50%       $   148      $  80        .044%
    Commercial  . . . . . . . . . .    193,181        9,692         5.02%        18,750      3,435       2.316%
                                      --------      -------                     -------     ------
    Total   . . . . . . . . . . . .   $456,541      $10,996         2.41%       $18,898      3,515       1.067%
                                      ========      =======                     =======     ======

      * Annualized for nine months ended September 30, 1995.

   The above delinquencies of home equity loans are covered by full credit recourse to UC Lending except $.2 million, $.3 million, and $.7 million at September 30, 1995, December 31, 1994 and 1993, respectively. The Company, however, retains the entire risk associated with its commercial loans.

   The Company owns senior and subordinated pass-through certificates issued in 1990 backed by commercial mortgage loans previously owned by the Company for which an election has been made under the real estate mortgage investment conduit provisions of the Internal Revenue Code. The outstanding principal balance of all of the senior and subordinated certificates was $99.5 million as of September 30, 1995. The principal balance of the subordinated certificates at September 30, 1995, all of which were owned by the Company, was $44.9 million. Losses associated with defaults and related foreclosures which may occur on the loans backing these pass-through certificates first reduce the principal balance of the subordinated certificates. The losses resulting from such foreclosures were $1.8 million, $2.5 million, and $.8 million, for the periods ending September 30, 1995, December 31, 1994 and 1993, respectively.

   The Company provides an estimate for future credit losses in an allowance for loan losses. A summary analysis of the changes in the Company's allowance for loan losses for the indicated periods is as follows:

                                                                         Nine Months Ended September 30,
                                                                       ----------------------------------
                                                                             1995             1994
                                                                         ------------     ------------
                                                                                 (in thousands)
        Balance at beginning of period  . . . . . . . . . . . . . . . .     $ 8,852         $ 9,764

        Loans charged to allowance  . . . . . . . . . . . . . . . . . .      (2,896)         (2,978)
        Recoveries on loans previously charged to allowance . . . . . .        -                  5
                                                                            -------         -------
        Net loans charged off . . . . . . . . . . . . . . . . . . . . .      (2,896)         (2,973)
        Loan loss provision . . . . . . . . . . . . . . . . . . . . . .       3,146           4,365
                                                                            -------         -------
        Balance at end of period  . . . . . . . . . . . . . . . . . . .     $ 9,102         $11,156
                                                                            =======         =======

        Specific reserves . . . . . . . . . . . . . . . . . . . . . . .       4,852           6,101
        Unallocated reserves  . . . . . . . . . . . . . . . . . . . . .       4,250           5,055
                                                                            -------         -------
               Total Reserves . . . . . . . . . . . . . . . . . . . . .     $ 9,102         $11,156
                                                                            =======         =======

    At September 30, 1995 and 1994, the Company owned $16.7 million and $25.3 million, respectively, of property acquired in settlement of loans, excluding the specific reserves attributed to these properties, which is included in the Company's allowance for loan losses to reduce the carrying value of these properties to their market value.

    The Company's fixed maturity securities portfolio consists primarily of mortgage-backed securities and corporate bonds, comprising 68.5% and 28.7% of the portfolio at September 30, 1995, respectively. Investment purchases are made with the intention of holding fixed maturity securities until maturity. Prior to January 1, 1994, securities were generally carried at cost adjusted for discount accretion and premium amortization. At September 30, 1995, the amortized cost of the Company's fixed maturity portfolio was $1.2 billion, consisting primarily of $788.5 million in mortgage-backed securities and $330.6 million in corporate bonds. At September 30, 1995, bonds with an amortized cost of approximately $1.1 billion or 95.5% of the Company's portfolio of fixed maturity securities were classified in an available-for-sale category and the carrying value adjusted to fair value by means of an adjustment to stockholder's equity. The remainder of the portfolio consists primarily of private placement investments traded directly and are classified as held-to-maturity and valued at cost. At September 30, 1995, the Company owned $.9 million in equity securities classified as trading securities. The pre-tax net unrealized gain in the available-for-sale fixed maturity and equity portfolio (fair value over amortized cost) at September 30, 1995, was $19.4 million, compared to a pre-tax unrealized loss of $72.1 million at December 31, 1994.

    The Company has an investment in certain limited partnerships which were formed for the purpose of participating in privately placed mezzanine investments. These investments generally include higher risk subordinated debt combined with equity securities. The partnerships are carried on an equity basis of $24.3 million and $26.7 million at September 30, 1995 and December 31, 1994, respectively. Income attributable to the partnerships for the first nine months of 1995 was $5.7 million and $.5 million for the same period of 1994.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal cash requirements consist of funding the payment of policyholder claims and surrenders. Liquidity requirements for the Company's operations are generally met by funds provided from the sale of annuities and cash flow from its investments in fixed income securities and mortgage loans.

    Net cash flow from annuity operations is used to build the Company's investment portfolio, which in turn produces future cash flows from investment income and provides a secondary source of liquidity. Net cash provided by operating activities for the first nine months of 1995 and 1994 was approximately $73.3 million and $49.1 million, respectively, resulting primarily from cash earnings on investments. The Company monitors available cash and cash equivalents to maintain adequate balances for current payments while maximizing cash available for longer term investment activities. The Company's financing activities during the first nine months of 1995 and 1994 reflect cash received primarily from sales by the Company of its annuity products of approximately $111 million and $187 million, respectively. The Company believes that the decrease in annuity sales in the first nine months of 1995 compared to the same period of 1994 is due in part to the interest rate environment, particularly the relative relationship between short term and intermediate term interest rates, and to the focus of the Company's resources on development of its variable annuity product. In addition, a financial institution which produced approximately 10% of the Company's annuity sales in 1994 discontinued the sale of annuities of the Company in 1995 subsequent to the merger of such financial institution. As reflected in the net cash used by investing activities during the same periods, investment purchases were approximately $1.1 billion and $.9 billion, respectively, reflecting the investment of these funds and the reinvestment of proceeds from maturities of investment. Cash used by financing activities during the first three quarters of 1995 and 1994 also reflects payments of $167 million and $141 million, respectively, primarily on annuity products resulting from policyholder surrenders and claims. The increase in annuity surrenders during the first nine months of 1995 was expected, due in part to an increase in the amount of annuity policies which were beyond the surrender penalty period and to the general interest rate environment during this period. The interest margin on the Company's annuity liabilities during the nine months ended September 30, 1995 was 2.41% compared to 2.80% during the same period of 1994. Investments at September 30, 1995, included approximately $315.5 million in home equity and commercial mortgage loans, and the amortized cost of the bond portfolio included $362.9 million in corporate and government bonds and private debt placements and $788.5 million in mortgage-backed securities.

    The investment portfolio is also managed to provide a secondary source of liquidity as investments can be sold, if necessary to fund abnormal levels of policy surrenders, claims and expenses. An unanticipated increase in surrenders would impact the Company's liquidity, potentially requiring the sale of certain assets, such as bonds and loans, prior to their maturities, which may be at a loss.

    Reserves for annuity policies comprise the primary liabilities of the Company. The Company believes it has established adequate reserves on these products as well as on its other insurance products. The effective life of these liabilities is influenced by a number of factors, including interest rates, surrender penalties, ratings, public confidence in the insurance industry generally, and in the Company specifically, governmental regulations and tax laws. The Company employs an actuarial model to measure the interest rate sensitivity of these liabilities to assist in the selection of assets with appropriate characteristics.

    The Company is a Louisiana domiciled insurance company, and, as such, is subject to certain regulatory restrictions on the payment of dividends. The Company's capacity at September 30, 1995, to pay dividends was $8.2 million.
No dividends were paid during 1994 or the first nine months of 1995 in order to retain capital in the Company.

RATINGS

    In the second quarter of 1995, A.M. Best Company ("Best"), an independent rating organization, reaffirmed its "A-" (Excellent) rating of the Company. Best's ratings depend in part on its analysis of an insurance company's financial strength, operating performance and claims paying ability In addition, the Company's claims paying ability has been rated "A+" (Single-A-Plus) by Duff & Phelps Credit Rating Company ("Duff & Phelps"). On October 24, 1995, Duff & Phelps placed its "A+" rating of the Company on its Rating Watch-Uncertain list because of the recent announcement of the Company's parent that strategic alternatives which it is considering include the possible sale of the Company (see "Possible Sale of the Company" below). Duff & Phelps reported that the claims paying ability rating would remain on Rating Watch-Uncertain until more information becomes known about the Company's ultimate position within the organization or another organization. In 1995, Standard & Poor's Ratings Group, a division of The McGraw-Hill Companies, Inc. revised the Company's rating to "Aq" in conjunction with its revision of its rating scale. Ratings such as those held by the Company can affect the Company's ability to market its annuity products. Any lowering of the Company's ratings could materially and adversely affect the Company's ability to market its products, particularly the sale of annuities through financial institutions, and could increase the surrender of its annuity policies. Both of these consequences could, depending upon the extent thereof, have a materially adverse effect on the Company's liquidity and, under certain circumstances, net income. The Company believes that its ratings will enable it to continue to compete successfully.

PROPERTIES

    The Company owns two office buildings in Baton Rouge, Louisiana. All of one and part of the other building are leased to affiliates of the Company. The Company's executive offices are located in a third building owned by an affiliate, from which the Company leases approximately 25,000 square feet. Management believes that the properties are adequately maintained and insured and satisfactorily meet the requirements of the business conducted therein.

POSSIBLE SALE OF THE COMPANY

    On October 20, 1995, the Company's parent, United Companies Financial Corporation ("UCFC"), announced that, as part of its continuing efforts to maximize shareholder value, it is evaluating strategic alternatives regarding the Company, including the possible sale of the Company.

    UCFC has received unsolicited indications of interest from, and is engaged in discussions with, third parties regarding a possible sale of the Company. These discussions are continuing, but there can be no assurance that an agreement will be reached. If an agreement is reached, it will be subject to approval by UCFC's Board of Directors and shareholders and by regulatory authorities.

                       REVIEW BY INDEPENDENT ACCOUNTANTS

The Company's independent accountants, Deloitte & Touche LLP, have performed a review of the accompanying unaudited consolidated balance sheet as of September 30, 1995 and the related consolidated statements of income and cash flows for the three months and nine months ended September 30, 1995, and previously audited and expressed an unqualified opinion dated February 28, 1995 on the financial statements of the Company as of December 31, 1994, from which the consolidated balance sheet as of this date is derived.

INDEPENDENT ACCOUNTANTS' REPORT


United Companies Life Insurance Company:

We have reviewed the accompanying consolidated balance sheet of United Companies Life Insurance Company and subsidiary as of September 30, 1995, and the related consolidated statements of income and cash flows for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of United Companies Life Insurance Company as of December 31, 1994, and the related statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 1995, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.




/s/ Deloitte & Touche LLP

Baton Rouge, Louisiana
November 9, 1995

                                    PART II

                               OTHER INFORMATION


Items 1 through 5.        Inapplicable

Item 6.                   Exhibits and current Reports on Form 8-K

                          (a)  Exhibits

                               (15)   Letter of Deloitte & Touche LLP

                               (17)   Financial Data Schedule

                          (b)  Current Reports on Form 8-K - None

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UNITED COMPANIES LIFE INSURANCE COMPANY



Date: November 13, 1995                 By: /s/ ROBERT B. THOMAS, JR.
      -----------------                     -----------------------------------
                                            Robert B. Thomas, Jr.
                                            Chairman of the Board and President


Date: November 13, 1995                 By: /s/ DONALD M. WOODARD
      -----------------                     -----------------------------------
                                            Donald M. Woodard
                                            Senior Vice President and Controller

             UNITED COMPANIES LIFE INSURANCE COMPANY AND SUBSIDIARY

                               Index to Exhibits

  Exhibit No.                                                           Page No.
----------------                                                      ------------
       15             Letter of Deloitte & Touche LLP                      19

       27             Financial Data Schedule                              20

                                                                      EXHIBIT 15





United Companies Life Insurance Company:

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim consolidated financial information of United Companies Life Insurance Company and subsidiary for the period ended September 30, 1995, as indicated in our report dated November 9, 1995; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, is being incorporated by reference in the following: Registration Statements No. 33-91362 and 33-95778 on Form N-4 pertaining to the registration of an indefinite number of securities and Registration Statements No. 33-91358 and 33-95968 on Form S-1 pertaining to the registration of individual and group fixed and variable deferred annuity contracts and certificates.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.




/s/ Deloitte & Touche LLP

Baton Rouge, Louisiana
November 9, 1995