Form 10-K
period 1995-12-31
UNITED COMPANIES LIFE INSURANCE CO
filed 1996-03-29
CIK 101115

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 1995

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the period from ........ to .........

Commission file number 33-91358, 33-95968, 33-91362, and 33-95778

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



 Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
             Title of each class                 which registered
             -------------------                 ------------------------
                                     NONE

         Securities registered Pursuant to Section 12(g) of the Act:

                                     NONE
                          -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.       Yes:  X     No:

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant, as of March 15, 1996 was $-0-.

The number of shares of $2.00 par value common stock issued and outstanding as of March 15, 1996 was 4,200,528.


                                    PART I

ITEM 1.  BUSINESS

GENERAL. United Companies Life Insurance Company ("the Company"), domiciled in Louisiana and organized in 1955, is currently authorized to conduct business in 47 states, the District of Columbia and Puerto Rico. The Company is a wholly-owned subsidiary of United Companies Financial Corporation ("UCFC" or "Parent"), a financial services holding company with mortgage and insurance operations. The primary products of the Company are deferred annuities marketed on a commission basis principally through financial institutions and independent general agents and generally sold to middle income customers seeking tax deferred insurance products, primarily to provide savings for retirement. The Company added variable annuity products to its annuity line of business during 1995 and began sales during the fourth quarter of 1995.

The Company produced $136 million, $250 million and $208 million in sales of annuity products during the years ended December 31, 1995, 1994 and 1993, respectively. At December 31, 1995, total annuity reserves were $1.4 billion. At December 31, 1995, the invested assets of the Company consisted of $1.1 billion in investment grade fixed maturity securities (at amortized cost), $168.9 million of home equity mortgage loans (which were primarily originated by its affiliate, United Companies Lending Corporation ("UC Lending"), and $167.4 million of commercial mortgage loans (also primarily originated by UC Lending). At December 31, 1995, the weighted average rating of its publicly traded bond portfolio was "AA," the assets allocated to investments in mortgage-backed securities were $777.7 million and the amount of non-investment grade publicly traded bonds in the portfolio was $22 million or 1.9% of the portfolio. During the year ended December 31, 1995, the net interest spread on the Company's annuity business was 2.37% compared to 2.73% for the same period in 1994.

Reserves for annuity policies constitute the Company's primary liabilities. The duration of these liabilities is affected by a number of factors, including interest rates, surrender penalties, ratings, public confidence in the insurance industry generally and in the Company specifically, governmental regulations and tax laws. Since insurance commissions incurred at the origination of annuity policies are generally deferred and recognized over the estimated life of the policies, any unexpected increase in surrenders of annuity contracts would require more rapid recognition of these expenses, thereby adversely impacting profitability.

In the second quarter of 1995, A.M. Best Company ("Best"), an independent rating organization, reaffirmed its "A-" (Excellent) rating of the Company. The Company's claims paying ability, which has been rated "A+" (Single-A-Plus) by Duff & Phelps Credit Rating Company ("Duff & Phelps"), has been put on its "Rating Watch-Uncertain" list as a result of the Parent's announcement that it was considering strategic alternatives regarding the Company, including a possible sale thereof. Duff & Phelps reported that the Company's claims paying ability would remain on "Rating Watch-Uncertain" until more information becomes known about the Companys ultimate position within the organization or
another  organization.    See  "Recent Developments" and "Insurance Ratings."
During 1995, Standard & Poor's, a division of The McGraw-Hill Companies, Inc.("Standard & Poor's"), revised the rating scale used in assigning its qualified solvency ratings of insurance companies and, as a result, revised its rating assigned to the Company from "BBq" to "Aq."

RECENT  DEVELOPMENTS.    On  February  2, 1996, UCFC signed a stock purchase
agreement dated as of January 30, 1996, for the sale of all of the outstanding capital stock of the Company to UC Life Holding Corp, a new Delaware corporation formed by Knightsbridge Capital Fund I, L.P., for $164 million plus earnings of the Company from January 1, 1996, to closing of the transaction. Knightsbridge, which is a private investment partnership with institutional partners, was formed in 1995 to make equity investments in companies engaged primarily in the life insurance industry.

Under the terms of the agreement, the sales price is comprised of cash, currently estimated to be $109 million, and real estate and other assets owned by the Company to be distributed to UCFC prior to the closing. The real estate to be distributed includes portions of the United Plaza office park, including UCFCs home office. In addition, UCFC will purchase a convertible promissory note from an affiliate of the purchaser for $15 million in cash.

The purchaser also agreed that the Company would continue to be an investor in first lien home equity loans originated by UCFCs lending operations and that the Companys home office operations would be maintained in its present location in Baton Rouge, Louisiana following the closing for at least two years. The agreement is subject to approval by UCFCs shareholders and regulatory authorities and the satisfaction of other conditions, and provides that the closing will occur on or before July 31, 1996.

PRINCIPAL  PRODUCTS.    The principal products marketed by the Company since
1978 have been deferred annuities. During the year of 1995, the average premium received on the sale of these policies was approximately $21,000. The annuities typically guarantee an interest crediting rate for the first policy year. Thereafter, the interest crediting rate generally may be adjusted by the Company at any time (subject to certain minimum crediting rates stated in the policy). A policyholder is permitted at any time to withdraw all or part of the accumulated premium plus the amount of interest credited on the policy, less a surrender charge if applicable. The initial surrender charge typically ranges from 9% - 10% of the initial premium and decreases to zero during a penalty period of from five to ten years. Approximately 78% of the Company's annuity policies at December 31, 1995, were subject to a surrender penalty.

The Company produced $136 million and $250 million in sales of annuity products during the years ended December 31, 1995 and 1994, respectively. The Company believes that the decrease in annuity sales in 1995 is due in part to the interest rate environment, particularly the relative relationship between short term and intermediate term interest rates, and to the focus of the Companys resources on development of the variable annuity product. In addition, a financial institution which produced approximately 10% of UCLICs annuity sales in 1994 discontinued the sale of annuities for UCLIC in 1995 subsequent to the merger of such financial institution.

The interest earned on the annuity policy accumulates on a tax-deferred basis until withdrawal by the policyholder. The deferred annuity policies written by the Company generally provide a death benefit equal to the amount of the initial premium plus accumulated interest earned less the amount of any prior withdrawals.

The following table presents the Company's annuity sales by state by percent of total premiums for the periods indicated:




                  Year Ended     Year Ended
                 December 31,   December 31,
                     1995           1994
                 -------------  -------------

State
---------------
Florida                  21.8%          28.9%
Missouri                 20.9           10.3
Louisiana                 9.8           13.7
Illinois                  9.8            8.6
Texas                     7.3            5.8
All Others               30.4           32.7
                 -------------  -------------
          Total         100.0%         100.0%
                 =============  =============



No other state individually accounted for more than 7% of premium income during 1995 or 1994.

DISTRIBUTION.    The  Company's  strategy  of  marketing  through  financial institutions  and  independent  general  agents allows it to avoid substantial sales  management  office  expense  and  to  expand  its sales efforts without
significant  development  expense.    Because  financial  institutions  and
independent general agents usually offer the products of several insurance companies, the Company must continue to provide products with competitive terms, interest crediting rates, commissions and service to both policyholders and the selling institutions and independent general agents. During 1995 and 1994, the Company focused on expanding the independent general agent share of its distribution network. Of the annuity policies sold during 1995 and 1994, approximately 55% and 46%, respectively, of the total dollar amount were attributable to sales by independent general agents.

REINSURANCE. The Company generally limits the amount of insurance risk that it assumes with respect to any one insured to $100,000 and for larger policies follows industry practice of reinsuring that portion of the risk in excess of established retention limits. The Company, however, remains contingently liable for insurance ceded to reinsurers and remains liable to the policyholder in the event the reinsurer is unable to meet the obligations assumed under the reinsurance agreement. Reinsurance is currently ceded primarily to the following companies: First Capital Life Insurance Company of Louisiana ("First Capital")(not affiliated with First Capital Holding Company of California), Aetna Life Insurance Company ("Aetna"), Continental Assurance Company ("Continental"), American United Life Insurance Company ("American United") and Transamerica Occidental Life Insurance Company ("Transamerica"). American United and Transamerica are rated "A+" (Superior) by Best at December 31, 1995. Aetna and Continental are rated "A" (Excellent). First Capital is rated "B" (Adequate). In the case of First Capital, the dollar amount of reserve credit taken by the Company is held in trust for the benefit of the Company.

LIFE  INSURANCE  AND  ANNUITY  RESERVES.    In  accordance  with applicable
insurance regulations, the Company records as liabilities in its statutory financial statements actuarially determined reserves that are calculated to meet future obligations under outstanding insurance. The reserves are based on statutorily recognized methods using prescribed morbidity and mortality tables and interest rates. Reserves include unearned premiums, premium deposits, claims that have been reported but are not yet paid, claims that have been incurred but have not been reported, and claims in the process of settlement. The Company's reserves satisfy minimum statutory requirements.

The annuity reserves reflected in the Consolidated financial statements are calculated based on generally accepted accounting principles ("GAAP"). As of December 31, 1995, annuity reserves were $1.4 billion, policy benefit reserves were $111.2 million, and unearned premium reserves related to credit insurance were $1.8 million. These reserves are based upon the Company's best estimates of mortality, persistency, expenses and investment income, with appropriate provisions for adverse statistical deviation and the use of the net level premium method for all non-interest sensitive products and the retrospective deposit method for interest-sensitive products. GAAP reserves differ from statutory reserves due to the use of different assumptions regarding mortality and interest rates and the introduction of lapse assumptions into the GAAP reserve calculation. See Note 1 of Notes to Consolidated financial statements for additional information regarding reserve assumptions under GAAP.

INVESTMENTS.    The  investment  function  of  the Company is overseen by an investment committee comprised of senior management, with the assistance of outside investment advisors in the management of certain assets. The Company's investment policy seeks to achieve attractive returns on a low to moderate risk portfolio of investments. These investments, primarily bonds and mortgage loans, must be within regulatory constraints to qualify as permitted assets, and within the yield, risk and maturity limitations established by the Company as necessary for meeting its objectives.

The investment strategy continues to focus on maintaining the percentage of the Company's invested assets committed to commercial and residential mortgages and to investment grade corporate bonds and mortgage-backed securities.

The following table sets forth, at December 31, 1995, certain information regarding the Company's invested assets:




                                                         Amortized    Percent of
                                                           Cost          Total
                                                       -------------  -----------
                                                        (dollars in
                                                        thousands)

Fixed Maturity Securities(1)
  U.S. Government, government agencies & authorities   $      11,504         0.7%
    Foreign governments & other                               20,819         1.3
    Corporate bonds                                          335,238        21.2
    Mortgage-backed                                          777,744        49.0
                                                       -------------  -----------
          Total                                            1,145,305        72.2
                                                       -------------  -----------
    Mortgage loans on real estate                            336,269        21.2
    Investment real estate                                    32,423         2.0
    Short-term investments                                    22,804         1.4
    Investment in limited partnership                         25,594         1.6
    Policy loans                                              20,291         1.3
    Common and preferred stocks                                1,012         0.1
    Other invested assets                                      2,469         0.2
                                                       -------------  -----------
          Total                                        $   1,586,167       100.0%
                                                       =============  ===========

------------------
(1) Generally stated at amortized cost adjusted for permanent impairment in value. Total fair value of held-to-maturity and available-for-sale Fixed Maturity Securities at December 31, 1995, was approximately $1.2 billion, representing net unrealized gains of $44.5 million.



As reflected in the following table, the carrying value of the Company's investments classified as investment grade at December 31, 1995, was approximately $1.1 billion or 94.4% of the fixed maturity portfolio:




                                                                           Percent of
                                    Amortized       Fair       Carrying     Carrying
                                       Cost        Value         Value        Value
                                    ----------  ------------  -----------  -----------

                                                 (dollars in  thousands)
Investment Quality(1)
  Aaa                               $  734,721  $    756,251  $   756,251        63.5%
  Aa                                    25,255        26,768       26,768         2.2
  A                                    227,800       244,562      244,434        20.5
  Baa                                   91,322        97,728       97,306         8.2
                                    ----------  ------------  -----------  -----------
Total Investment Grade               1,079,098     1,125,309    1,124,759        94.4
Ba and below                            21,980        22,093       22,093         1.9
Not rated                               44,227        42,369       44,227         3.7
                                    ----------  ------------  -----------  -----------
  Total Fixed Maturity Securities   $1,145,305  $  1,189,771  $ 1,191,079       100.0%
                                    ==========  ============  ===========  ===========

-------------------------
(1)Fixed maturity investments are classified according to the ratings assigned by
Moody's Investors Service, Inc., or, in the absence of such rating, by the National
Association of Insurance Commissioners ("NAIC") whose ratings operate as follows:
NAIC Class 1 was assumed equivalent to an A rating; NAIC Class 2, BBB/Baa; and NAIC
Classes 3-6, BB/Ba and below.



As a significant percentage of the Company's investment portfolio is invested in fixed rate, fixed maturity investments, the fair value of these investments is sensitive to changes in market rates of interest. In a rising interest rate environment, the fair value of these investments would be expected to decrease in value. An unanticipated increase in policy surrenders or claims could impact the Company's liquidity and require the sale of certain assets, such as bonds, prior to their maturity at a loss.

FIXED MATURITY INVESTMENTS. As of December 31, 1995, the amortized cost of the Company's fixed maturity investments totaled $1.1 billion or approximately 72.2% of the Company's invested assets. The fair value of fixed maturity investments at that date exceeded its amortized cost by approximately $44.5 million. In accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 115 ("SFAS 115"), the Company classifies its securities in one of three categories:
"available-for-sale," "held-to-maturity" or trading." Securities classified as held-to maturity are carried at amortized cost, whereas securities classified as trading securities or available-for-sale are recorded at fair value. The adjustment, net of applicable income taxes, for investments classified as available-for-sale is recorded in "Net unrealized gains (losses) on securities" and is included in stockholder's equity on the balance sheet and the adjustment for investments classified as trading is recorded in "Net investment income" in the statement of income. The Company may for business or regulatory reasons be required to sell certain of its investments prior to maturity, and in some cases these sales may be made at times when the fair value is less than carrying value, thereby resulting in a loss in the statements of income for financial and statutory reporting purposes.

At December 31, 1995, 49.0% of the Company's total invested assets were invested in mortgage-backed securities. These mortgage-backed securities consist principally of collateralized mortgage obligations and mortgage-backed
pass-through  securities.    Mortgage-backed  securities  generally  are
collateralized  by  mortgages  backed  by  GNMA,  FNMA  and  FHLMC.  Only GNMA mortgages are backed by the full faith and credit of the United States Government. Certain mortgage-backed securities are subject to significant prepayment risk. In periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as individuals refinance higher-rate mortgages to take advantage of lower interest rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments that cannot be reinvested at an interest rate comparable to the rate on the prepaid mortgage. In addition to decreased investment yields, earnings could also be affected by capital gains or losses realized on these prepayments since the carrying value of securities purchased at a discount or premium may be different than the amount received upon prepayment. The Company has reduced  the  prepayment  risk  associated  with mortgage-backed securities by
investing  in  planned  amortization  class  ("PAC")  instruments.    These
instruments are designed to amortize in a predictable manner by shifting the primary risk of prepayment of the underlying collateral to other investors. PAC instruments represented approximately 54% of the Company's investments in mortgage-backed securities at December 31, 1995.
MORTGAGE  LOANS  ON  REAL  ESTATE.    At  December  31,  1995, the Company's
investment in mortgage loans on real estate was comprised of $168.9 million in residential home equity mortgage loans and $167.4 million in commercial real estate mortgage loans, substantially all of which were originated by UC Lending. During 1995, the Company funded $21.3 million in new commercial real estate loans which were originated by UC Lending and refinanced $18.2 million of existing commercial real estate mortgage loans. The mortgage loan portfolio of the Company is serviced by UC Lending. The Company has full credit recourse to UC Lending with respect to substantially all of the home equity mortgage loans acquired from UC Lending. The servicing of the commercial loan portfolio will be transferred from UC Lending to the Company
under  the  terms  of  the  proposed  sale  of  the  Company.    See  "Recent
Developments" above.

The Company has purchased on an interim basis a substantial portion of the first mortgage home equity loans originated by UC Lending. These loans are typically held by the Company for short time periods (typically no longer than 90 days) and then sold back to UC Lending prior to their sale in public securitization transactions by an affiliate of UC Lending. UC Lending, not the Company, retains the contingent credit risk in connection with these transactions. A portion of the home equity loans are held by the Company in its portfolio and are not sold by the Company to UC Lending.

Mortgage loans are carried at amortized cost less valuation adjustments for permanently impaired value where appropriate. Commercial mortgages range in size up to approximately $1.9 million with an average loan size of approximately $.6 million. At origination, substantially all of the mortgages were on existing leased properties rather than on properties in construction or on start-up properties. The origination of commercial mortgages was subject to underwriting procedures, including: (i) maximum loan to value ratio of 75% of the property's appraised value; (ii) specified debt coverage requirements; (iii) on-site inspections; (iv) third-party appraisals; and (v) personal guarantees of borrowers. For these reasons, the Company does not consider its commercial loans to be high risk. The weighted average interest rate on the Company's commercial mortgage loan portfolio was 9.83% and 10.07% at December 31, 1995 and 1994, respectively.

The following table provides information at December 31, 1995, regarding the Company's commercial mortgage loans on real estate by property type, state and contractual maturity (excluding loan loss reserves and discount):




                                                                  Percent of
                                                      Amount         Total
                                                   -------------  -----------
                                                    (dollars in
                                                    thousands)

Commercial Mortgage Loans by Property Type
     Retail                                        $      74,321        43.9%
     Office                                               43,527        25.7
     Office and warehouse                                 38,888        22.9
     Other                                                12,775         7.5
                                                   -------------  -----------
          Total                                    $     169,511       100.0%
                                                   =============  ===========
Commercial Mortgage Loans by State
     Florida                                       $      37,475        22.1%
     Georgia                                              32,530        19.2
     Colorado                                             21,428        12.6
     Virginia                                             13,873         8.2
     Tennessee                                            12,316         7.3
     Texas                                                 9,750         5.8
     All others                                           42,139        24.8
                                                   -------------  -----------
          Total                                    $     169,511       100.0%
                                                   =============  ===========
Commercial Mortgage Loans by Contractual Maturity
     1995                                          $      26,316        15.5%
     1996                                                 17,781        10.5
     1997                                                 19,633        11.6
     1998                                                 16,387         9.7
     After 1998                                           89,394        52.7
                                                   -------------  -----------
          Total                                    $     169,511       100.0%
                                                   =============  ===========



INVESTMENT REAL ESTATE. At December 31, 1995, the Company's investment real estate was $32.4 million. Investment real estate included two office buildings, adjacent land, and related improvements utilized by its Parent, other affiliates, and unrelated third party tenants. In addition, it included property acquired through foreclosure on commercial mortgage loans. At December 31, 1995, the Company owned $13.6 million of commercial properties obtained through foreclosure. For substantially all commercial mortgages which the Company has foreclosed, an independent appraisal was obtained and, if warranted, the Company established a specific reserve based on its judgment as to the amount which may not be recoverable. As of December 31, 1995, the specific reserve amounted to $4.0 million. During 1995 the Company moved from its previous home office property into an office building owned by an affiliate.
The Company also establishes a general reserve for all commercial mortgages where a specific reserve or write-down has not been established. As of December 31, 1995, the general reserve amounted to $1.0 million.

INSURANCE  RATINGS.    The  ability  of  an  insurance  company  to  compete
successfully depends in part on its financial strength, operating performance and claims-paying ability as rated by Best and other rating agencies. The Company is presently rated "A-" (Excellent) by Best. Best's 15 categories of ratings for insurance companies currently range from "A++" (Superior) to "F" (In Liquidation). According to Best, an "A" or "A-" rating is assigned to companies which, in Best's opinion, have achieved excellent overall performance when compared to the standards of the life insurance industry and generally have demonstrated a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's statutory financial and operating performance, Best reviews the company's statutory profitability, leverage and liquidity, as well as the company's spread of risk, quality and appropriateness of its reinsurance program, quality and diversification of assets, the adequacy of its policy reserves and surplus, capital structure and the experience and competency of its management. Best ratings are based upon factors of concern to policyholders, agents and intermediaries and are not directed toward the protection of investors.

On October 24, 1995, Duff & Phelps placed its "A+" (Single-A-Plus) rating of the Company on Rating Watch-Uncertain because of the October 20, 1995, announcement by the Company's Parent that the Parent was considering strategic alternatives regarding the Company, including the pending sale of the Company (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Pending Sale of the Company"). Duff & Phelps reported that the claims paying ability rating would remain on Rating Watch-Uncertain until more information becomes known about the Company's ultimate position within the organization or another organization. In 1995, Standard & Poor's revised the rating scale used in assigning its qualified solvency ratings of insurance companies and, as a result, revised the Company's rating from "BBq" to "Aq." Ratings such as those held by the Company are important to maintaining public confidence in the Company and its ability to market its annuity products. Any lowering of the Company's ratings could materially and adversely affect the Company's ability to market its products, particularly the sale of annuities through financial institutions, and could increase the surrender of its annuity policies. Both of these consequences could, depending upon the extent thereof, have a materially adverse effect on the Company's liquidity and, under certain circumstances, net income. The Company believes that its present ratings will enable it to continue to compete successfully.

GOVERNMENT REGULATION AND LEGISLATION

GENERAL  REGULATION.   The Company is subject to regulation by the State of
Louisiana, its state of domicile, and the other states in which it transacts business. The laws of such states are designed for the protection of policyholders rather than security-holders. The Company is a member of a holding company system in Louisiana. All transactions within a holding company system affecting insurers must be both reasonable in relation to its outstanding liabilities and adequate for its needs. State laws also require prior notice or regulatory agency approval of changes in control of an insurer or its holding company and of material intercorporate transfers of assets within the holding company structure. Generally, under insurance holding company statutes, a state insurance authority must approve in advance the direct or indirect acquisition of 10% or more of the voting securities of an insurance company chartered in its state.

The laws of the various states establish regulatory agencies with broad administrative powers to approve policy forms, grant and revoke licenses to transact business, regulate trade practices, license agents, and prescribe the type and amount of investments permitted. Insurance companies are required to file detailed annual statements with the state insurance regulators in each of the states in which they do business, and their business and accounts are subject to examination by such agencies at any time. In addition, insurance regulators periodically examine the insurer's financial condition, adherence to statutory account practices, and compliance with insurance department rules and regulations.

As part of their routine regulatory oversight process, state insurance departments conduct detailed examinations periodically (generally once every three years) of the books, records and accounts of insurance companies domiciled in their states. Such examinations are generally conducted in cooperation with the departments of two or three other states under guidelines promulgated by the National Association of Insurance Commissions ("NAIC"). The Company's last examination occurred during 1994 for the three year period ended December 31, 1993. Final reports issued by the Louisiana Commissioner of Insurance did not raise any significant issues or adjustments.

REGULATION AT FEDERAL LEVEL. Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures that may significantly affect the insurance business include limitations on antitrust immunity, minimum solvency requirements and the removal of barriers restricting banks from engaging in the insurance and mutual fund business.

Congress has from time to time in the past considered possible legislation that would adversely affect the federal income tax treatment of certain annuity products offered by the Company. There can be no assurance that future tax legislation will not contain provisions that may result in adverse effects on the Company's products.

A substantial amount of the Company's annuity policies are marketed through financial institutions. In a recent decision, the United States Supreme Court upheld the United States Comptroller of the Currency's decision to permit national banks to sell annuities in towns with more than 5,000 inhabitants.

REGULATION  OF  DIVIDENDS  AND  OTHER  PAYMENTS.    As a Louisiana domiciled
insurance company, the Company is subject to Louisiana requirements relating to dividends and restrictions on payments to affiliates. The Louisiana Insurance Code (the "Code") provides that no Louisiana stock insurance company shall declare and pay any dividends to its stockholders unless (i) its capital is fully paid in cash and is unimpaired and (ii) it has a surplus beyond its capital stock and the initial minimum surplus required and all other liabilities equal to 15% of its capital stock, provided that this restriction shall not apply to an insurance company when its paid-in capital and surplus exceed the minimum required by the Code by 100% or more. Additional dividend restrictions are imposed by the Louisiana Insurance Holding Company System
Regulatory  Law  (the  "Insurance  Holding  Company  Law").    Specifically,
extraordinary dividends by insurance companies are subject to a prior approval requirement by the Louisiana Commissioner of Insurance (the "Louisiana Commissioner") and an insurance company's surplus as regards policyholders following any dividends or distributions to affiliates must be reasonable to the insurance company's outstanding liabilities and adequate to its financial needs. An extraordinary dividend is defined as an amount in excess of the lesser of (a) 10% of surplus as of the preceding December 31, or (b) the net gain from operations for the preceding calendar year. The Insurance Holding Company Law also subjects all transactions between a Louisiana insurance company and its affiliates to certain fairness and reasonableness standards, and, furthermore, certain types of transactions with its affiliates are subject to prior notice to the Louisiana Insurance Commissioner who may disapprove the transaction if it is determined that such transaction does not meet certain fairness and reasonableness standards or if it may adversely affect the interests of policyholders. If insurance regulators determine that payment of a dividend or any other payment to an affiliate (such as a payment under a tax allocation agreement or for employee or other services or pursuant to a surplus debenture) would, because of the financial condition of the paying insurance company or otherwise, be hazardous to such insurance company's policyholders or creditors, the regulators may block payment of such dividend or such other payment to the affiliate that would otherwise be permitted without prior approval. Under the current statutory and regulatory scheme in Louisiana, the Company has, as of December 31, 1995, the capacity to pay dividends of $9.2 million. No dividends were paid during 1993, 1994 or 1995 in order to retain capital in the Company.

INSURANCE  REGULATORY  CHANGES.    The  NAIC  and  insurance regulators have
undertaken a process of re-examining existing laws and regulations and their application to insurance companies. In particular, this re-examination has focused on insurance company investment and solvency issues and, in some instances, has resulted in new interpretations of existing law, the development of new laws and the implementation of non-statutory guidelines. The NAIC has formed committees to study and formulate regulatory proposals on such diverse issues as the use of surplus debentures, accounting for reinsurance transactions and the adoption of risk-based capital rules. It is not possible to predict the future impact of changing state and federal regulation on the operations of the Company.

Statutory filings require classifications of investments and require the establishment of an Asset Valuation Reserve ("AVR") account which consists of
two  main  components:    a  "default  component"  to  provide  for  future
credit-related losses on fixed income investments and an "equity component" to provide for losses on all types of equity investments, including real estate. The AVR at December 31, 1995, was $20.9 million. Also required is the establishment of a reserve called the Interest Maintenance Reserve ("IMR"), which is a reserve for fixed income realized capital gains and losses, net of taxes, related to changes in interest rates. The IMR is required to be amortized into statutory earnings on a basis reflecting the remaining period to maturity of the fixed income securities sold. The deferred realized gains and losses included in the IMR at December 31, 1995, was $2.7 million, net of taxes.

INSURANCE  REGULATORY  INFORMATION  SYSTEM.    The  NAIC  has  developed the
Insurance Regulatory Information System ("IRIS") which involves calculation of ratios covering eleven (11) categories of financial data with defined "usual ranges" for each category. The ratios are designed to provide regulators "early warnings" as to when a given company might warrant special attention. The Company had only two ratios outside the usual range in 1995. These two relate to the decrease in premiums in 1995 and the effect on reserves of the continued run-off of the credit life business.

RISK-BASED CAPITAL REQUIREMENTS. The NAIC has developed risk-based capital ("RBC") requirements for life insurance companies. The formula, which is set forth in instructions adopted by the NAIC, is designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to the insurer's business. The NAIC has further provided for categorization of life insurance companies according to the extent to which they meet specified RBC thresholds, with increasing degrees of regulatory scrutiny or intervention provided for companies in categories of lesser RBC compliance. The following degrees or levels of regulatory action are triggered by certain events with respect to an insurer's RBC compliance as follows: (I) a "company action level event" (requiring the insurer to file and obtain approval of a comprehensive financial plan for the improvement of its RBC compliance): (ii) a "regulatory action level event" (resulting in, in addition to the requirement of a financial plan, regulatory actions including examination of the insurer's assets, liabilities and operations followed by an order specifying such corrective actions as are determined to be required);
(iii) an "authorized control level event" (resulting in, in addition to the regulatory actions specified above, such actions as are necessary to cause the insurer to be placed under regulatory control under the applicable rehabilitation and/or liquidation statutes if deemed to be in the best interests of policyholders, creditors and the public): and (iv) a "mandatory control level event" (resulting in, on a mandatory basis, such actions as are necessary to cause the insurer to be placed under regulatory control under the applicable rehabilitation and/or liquidation statutes). The Company is adequately capitalized under the RBC requirements and believes that the thresholds will not have any significant regulatory effect on it. However, should the Company's RBC position decline in the future, its continued ability to pay dividends and the degree of regulatory supervision or control to which it is subject may be affected. At December 31, 1995, the Company's risk-based capital ratio was approximately 229%.

ASSESSMENTS  AGAINST  INSURERS.    Guaranty  laws  exist  in all states, the
District of Columbia and Puerto Rico. Life insurers doing business in any of these regions can be assessed for policyholder losses incurred by insolvent life insurance companies. The amount and timing of any future assessment on the Company under these laws cannot be reasonably estimated and are beyond its control. Regulatory actions against life insurers encountering financial difficulty have prompted the various state guaranty associations to assess life insurance companies for the deemed loss. A large part of the assessments paid by the Company pursuant to these laws may be used as credits for a portion of premium taxes.

COMPETITION

As a marketer of annuity products, the Company faces intense competition. Competitors include an increasing number of insurance companies which have begun to offer annuity products. Many of the Company's competitors are substantially larger and have more capital and other resources than the Company. Competition can take many forms including convenience in obtaining an annuity, customer service, marketing and distribution channels as well as crediting rates.

ITEM 2.  PROPERTIES

The Company owns two office buildings in United Plaza office park, Baton Rouge, Louisiana. All of one and part of the other building are leased to affiliates of the Company. The Company's executive offices are located in a third building owned by an affiliate, from which the Company leases approximately 30,000 square feet. As part of the proposed sale of the Company by UCFC, the two office buildings in Baton Rouge will be distributed to UCFC, while the Company will continue to lease its executive office space from an affiliate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Pending Sale of the Company." Management believes that the properties are adequately maintained and insured and satisfactorily meet the requirements of the business conducted therein.

ITEM 3.  LEGAL PROCEEDINGS

The nature of the Company's business is such that it is routinely involved in litigation and is a party to or subject to other items of pending or threatened litigation. Although the outcome of these matters cannot be predicted, management of the Company believes, based upon information available, that the resolution of these various matters will not result in any material adverse effect on its Consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND SECURITY HOLDER MATTERS

The Company is a wholly-owned subsidiary of United Companies Financial Corporation ("UCFC") which is headquartered in Baton Rouge, Louisiana. UCFC owns all of the Company's 4,200,528 shares of $2 par value common stock. UCFC's Common Stock is traded on the National Association of Securities Dealers Automated Quotation System/National Stock Market under the symbol "UCFC."

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below is derived from the Company's audited consolidated financial statements.





                                                                                Year Ended      December 31,
                                                                              --------------- --------------
                                                       1995         1994           1993             1992         1991
                                                    -----------  -----------  --------------- --------------  -----------
                                                                              (in thousands)

Income Statement Data:
   Net investment income                            $  123,107   $  114,380   $      109,661   $     104,814  $  103,894
   Net insurance premiums                                8,508       11,373           18,684          22,860      36,269
   Realized investment gains (losses)                   (3,498)      (4,811)         (19,393)          1,486      (2,349)
                                                    -----------  -----------  --------------- --------------  -----------
      Total revenues                                   128,117      120,942          108,952         129,160     137,814
      Total expenses                                   116,017      111,862          121,317         123,695     135,737
                                                    -----------  -----------  --------------- --------------  -----------
   Income (loss) before income taxes                    12,100        9,080          (12,365)          5,465       2,077
   Provision (benefit) for income taxes                  4,065        3,194           (4,107)          1,438         173
                                                    -----------  -----------  --------------- --------------  -----------
        Net income (loss)                           $    8,035   $    5,886   $       (8,258)  $       4,027  $    1,904
                                                    -----------  -----------  --------------- --------------  -----------
Balance Sheet Data - Period End:
   Total investments(1)                             $1,631,723   $1,453,094   $    1,428,405   $   1,253,915  $1,154,486
   Due from reinsurance                                 33,583       34,985           36,577          37,716      38,600
   Deferred policy acquisition costs                    90,703       91,915           83,495          80,007      78,599
   Total assets                                      1,789,608    1,658,154        1,625,718       1,464,475   1,343,076
   Annuity reserves                                  1,417,803    1,425,973        1,294,983       1,147,555   1,014,649
   Policy benefit reserves                             111,209      116,501          123,328         125,177     125,908
   Total liabilities                                 1,603,083    1,555,975        1,482,591       1,327,610   1,211,080
   Stockholder's equity(1)                             186,525      102,179          143,127         136,385     132,358
Other Data:
   Annuity sales                                    $  135,534   $  249,737   $      207,682   $     187,050  $  175,796
   Net interest spread on annuities                       2.37%        2.73%            2.20%          1.84%        1.88%
   Investment grade bonds as % of invested assets         68.0%        69.6%            59.6%          54.3%        25.1%

---------------------------
(1)  During the first quarter of 1994, the Company implemented the provisions of FASB Statement of Financial
Accounting
Standards No. 115 ("SFAS 115"), which revised the method of accounting for certain of the Company's investments.  Prior to
adoption of SFAS 115, the Company reported its investments in fixed income investments at amortized cost, adjusted for
declines in value considered to be other than temporary, SFAS 115 requires the classification of securities in one of
three categories: "available-for-sale," "held-to-maturity" or "trading securities."  Securities classified as
held-to-maturity are carried at amortized cost, whereas securities classified as trading securities or available-for-sale
are recorded at fair value.  Effective with the adoption of SFAS 115, the Company determined the appropriate classification of its investments and, if necessary, adjusted the carrying value of such securities accordingly as if the
unrealized gains or losses had been realized.  The adjustment, net of applicable income taxes, for investments classified
as available-for-sale is recorded in "Net unrealized loss on securities" and is included in Stockholders'
equity and the
adjustment for investments classified as trading is recorded in "Investment Income" in the Statement of income.  In
accordance with the provisions of SFAS 115, prior year investments were not restated.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS following analysis should be read in conjunction with the Company's Consolidated financial statements and accompanying notes presented elsewhere herein.

United Companies Life Insurance Company ("the Company") is a wholly-owned subsidiary of United Companies Financial Corporation ("UCFC"), a financial services holding company founded in 1946. UCFC has mortgage operations that are focused on the origination, sale and servicing of first mortgage, nonconventional, home equity loans; and insurance operations that are focused, principally on the sale of deferred annuities. On February 2, 1996, UCFC entered into an agreement to sell all of the outstanding capital stock of the Company, subject to approval of UCFC's stockholders and regulatory authorities and satisfaction of certain other conditions. See "Pending Sale of the Company" and Note 9 to Notes to Consolidated financial statements.

The Company, a life insurance company domiciled in Louisiana and organized in 1955, is currently authorized to conduct business in 47 states, the District of Columbia and Puerto Rico. The primary products of the Company are deferred annuities, marketed on a commission basis principally through financial institutions and independent agents. As of December 31, 1995, premiums for these annuities averaged approximately $21,000 per policy and are generally sold to middle income customers seeking tax deferred insurance products, primarily to provide savings for retirement.

The Company's deferred annuity policies typically guarantee an interest crediting rate for the first policy year. Thereafter, the interest crediting rate generally may be adjusted by the Company at any time (subject to certain minimum crediting rates stated in the policy). A policyholder is permitted at any time to withdraw all or part of the accumulated premiums plus the amount of interest credited on the policy, less a surrender charge if applicable. The initial surrender charge is typically 9% - 10% of accumulated premium or accumulated value, depending on the particular contract, and decreases to zero during a penalty period of from five to ten years. Approximately 78% of the Company's deferred annuity policies at December 31, 1995, were subject to a surrender penalty.

The interest earned on the annuity policies accumulates on a tax-deferred basis until withdrawal by the policyholder. The deferred annuity contracts written by the Company provide a death benefit equal to the amount of the accumulated premium and interest earned less the amount of any prior withdrawals.

The Company has continued to focus its efforts on expanding its distribution network of financial institutions and independent general agents, and expansion of the independent general agents' share of the distribution network has been a primary goal since 1993. Independent general agents sold approximately 55% of the total dollar amount of annuities written in 1995 compared to 46% in 1994 and 20% in 1993. Annuity sales in 1995 were $136 million compared to $250 million in 1994 and $208 million in 1993. The Company believes that the decrease in annuity sales in 1995 is due in part to the interest rate environment, particularly the relative relationships between short-term and intermediate- term interest rates and to the focus of the Companys resources on development of its variable annuity product. In addition, a financial institution which produced approximately 10% of the Company's annuity sales in 1994 discontinued the sale of the Company's annuities in 1995, subsequent to the merger of such financial institution.

Fluctuations in and the level of interest rates directly impact the operations of the Company. The average spread on the annuity business was 2.20% in 1993, and increased to 2.73% during 1994. This spread declined to 2.37% for 1995. This decrease can be attributed to the more favorable interest rate environment that existed in 1994 compared to 1995. Surrenders of annuity policies increased in 1995 and 1994 compared to the prior years due in part to the reduction in interest rates on new and existing annuity contracts and to a rising interest rate environment and an increase in the number of annuity contracts which were beyond the surrender penalty period.

The Company has continued its efforts to improve the quality and liquidity of its investment portfolio as the weighted average rating of the publicly traded bond portfolio was improved from "A" to "AA" in 1992, the amount of non-investment grade publicly traded bonds in the portfolio was reduced from $86.7 million or 14.7% of the bond portfolio at the end of 1990 to $22 million or 1.9% of the portfolio at December 31, 1995. The assets allocated to investments in mortgage-backed securities have increased from $218 million at year-end 1990 to $777.7 million at December 31, 1995. At December 31, 1995, the weighted average rating of the publicly traded bond portfolio was "AA," the amortized cost of assets allocated to investments in investment grade fixed maturity securities was $345.6 million or 30.2% of the portfolio and in investment grade mortgage-backed securities was $733.5 million or 64.0% of the portfolio. At December 31, 1995, the amortized cost of the Company's holdings of non-investment grade traded bonds was $22 million or 1.9% of the portfolio.
  Invested assets of the Company also include residential and commercial real estate mortgages originated and serviced by United Companies Lending Corporation ("UC Lending"), an affiliate.

The annuities sold by the Company are monetary in nature and therefore sensitive to changes in the interest rate environment. Profitability of the Company is directly affected by its ability to invest annuity premiums at yields above the interest crediting rates on the related policy liabilities. One of the primary financial objectives is to effectively manage this interest
spread  over  time  in  changing  interest  rate  environments.    This  is
accomplished, in part, by adjusting the interest crediting rate paid on its existing and new annuity policies. During periods of declining interest rates, the fair value of the Company's investments, primarily fixed maturity investments, increases; however, yields earned on investments made during such periods decline. In contrast, during periods of rising interest rates, the fair value of the investment portfolio declines and the risk of policy surrenders increases. An unanticipated increase in surrenders would impact the Company's liquidity, potentially requiring the sale of certain investments prior to their maturities, which may be at a loss.

Reserves for annuity policies constitute the Company's primary liabilities. The duration of these liabilities is affected by a number of factors, including interest rates, surrender penalties, ratings, public confidence in the insurance industry, generally, and in the Company, specifically, governmental regulations and tax laws. Since insurance commissions incurred at the origination of annuity policies are generally deferred and recognized over the estimated life of the policies, any unexpected increase in surrenders of annuity contracts would require more rapid recognition of these expenses, thereby adversely impacting profitability.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

Net income for 1995 was $8.0 million, compared to $5.9 million for 1994. The increase in net income for 1995 resulted primarily from improved investment results from the Company's interest in a limited partnership.

The following table sets forth certain financial data for the periods indicated:






                       Year Ended      December 31,
                     ---------------  ---------------
                          1995             1994
                     ---------------  ---------------
                     (in thousands)   (in thousands)

Total revenues       $       128,117  $       120,942
Total expenses               116,017          111,862
Income before taxes           12,100            9,080
Net income                     8,035            5,886



REVENUES

The following table sets forth information regarding the components of the Company's revenues for the periods indicated:





                              Year Ended      December 31,
                            ---------------  ---------------
                                 1995             1994
                            ---------------  ---------------
                            (in thousands)   (in thousands)

Net investment income       $      123,107   $      114,380
Net insurance premiums               8,508           11,373
Realized investment losses          (3,498)          (4,811)
                            ---------------  ---------------
     Total                  $      128,117   $      120,942
                            ===============  ===============


Net investment income totaled $123.1 million on average investments of approximately $1.5 billion for 1995, compared to net investment income of $114.4 million on average investments of approximately $1.4 billion during the same period of 1994. At December 31, 1995, the amortized cost of the fixed income portfolio totaled $1.1 billion and was comprised principally of $733.5 million in investment grade mortgage-backed securities and $345.6 million in investment grade bonds. In addition, net income before income taxes for 1995 increased $4.8 million as compared to 1994 by results from an investment in a limited partnership. At December 31, 1995, the weighted average rating of the publicly traded bond portfolio, according to nationally recognized statistical rating agencies, was "AA." During 1994, the Company established a trading account for a portion of its investment portfolio invested in common stocks. At December 31, 1995, the carrying value of investments in the Company's trading account was $752,000 reflecting a $207,000 unrealized loss, which is included in investment income for 1995.

Interest, charges and fees on mortgage real estate loans decreased $5.3 million during 1995 compared to the same period of 1994. A reduction in the holding periods of home equity loans acquired by the Company from UC Lending was the primary reason for the reduction in interest charges and fees on loans in 1995. At December 31, 1995, the Company's mortgage loans on real estate were comprised of $168.9 million in home equity mortgage loans and $167.4 million in commercial real estate mortgage loans, compared to $158.5 million and $153.0 million, respectively at December 31, 1994. The mortgage loan portfolio of the Company is serviced by UC Lending. The Company has full credit recourse to UC Lending with respect to substantially all home equity mortgage loans acquired by it from UC Lending. Although the Company, since 1991, had limited its investment in commercial real estate loans, the Company decided in 1995 to invest on a limited basis in new commercial real estate loans, substantially all of which were originated by UC Lending. During 1995, the Company funded $21.3 in new commercial real estate loans and refinanced $18.2 million of existing commercial loans. The servicing of the commercial loan portfolio will be transferred from UC Lending to the Company pursuant to the terms of the proposed sale of the Company. See "Pending Sale of the Company."

The Company estimates that non-accrual loans reduced mortgage loan interest by approximately $121,000 and $124,000 during the 1995 and 1994, respectively. Loans are placed on a non-accrual status when they are 150 days past due. During the year ended December 31, 1995, the average amount of non-accrual mortgage loans owned by the Company was $2.4 million, compared to approximately $2.6 million during the same period of 1994. At December 31, 1995, the Company owned approximately $7.2 million of commercial loans which were on an accrual status, but which the Company considers as potential problem loans, compared to $7.6 million at December 31, 1994. The Company evaluates each of these commercial loans to estimate its risk of loss in the investment and provides for such loss through a charge to earnings.

Investment income for the year of 1995 was also reduced by $.9 million as compared to the same period of 1994 for the excess of the amortization of prior loan sale gains over the related pass-through income. An increase in the amortization of prior loan sale gains was the result of an adjustment in the estimated prepayment assumptions of certain mortgage loans. This adjustment was made in connection with the Company's evaluation which is performed as of each balance sheet date of the prepayment assumptions used in calculating loan sale gains in relation to the current rate of prepayment, and if necessary, revising the estimate using the original discount rate. Any losses arising from adverse prepayment experience are recognized immediately while favorable experience is recognized prospectively.

Net insurance premiums declined approximately $2.9 million for the year of 1995 compared to the same period of 1994. Net insurance premiums reflect revenues associated primarily with pre-need life insurance and credit insurance. Management has chosen to focus on deferred annuities, its primary product line, and on developing its variable annuity product introduced in the fourth quarter of 1995, and thus new sales of pre-need life insurance and credit insurance have been discontinued. The decrease in premium income reflects that decision.

Realized investment gains and losses may vary significantly from year to year since the decision to sell investments is determined principally by considerations on investment timing and tax consequences. Realized investment gains and losses can also result from early redemption of securities at the election of the issuer (calls) and changes in write-downs and reserves.

Realized gains (losses) were as follows for the indicated periods:





                                                     Year Ended      December 31,
                                                   ---------------  ---------------
                                                        1995             1994
                                                   ---------------  ---------------
                                                   (in thousands)   (in thousands)

Sales of fixed maturity securities                 $          423   $         (121)
Calls and maturities of fixed maturity securities             (42)              98
Sales of equity securities                                    172               (8)
Sales of investment real estate                                 -              279
Write-downs/reserve changes                                (4,051)          (5,059)
                                                   ---------------  ---------------
Realized investment losses                         $       (3,498)  $       (4,811)
                                                   ===============  ===============



EXPENSES
following table presents the components of the Company's expenses for the periods indicated:




                                                     Year Ended      December 31,
                                                   ---------------  --------------
                                                        1995             1994
                                                   ---------------  --------------
                                                   (in thousands)   in thousands)

Interest on annuity policies                       $        79,086  $       73,065
Amortization of deferred policy acquisition costs           13,159          13,528
Insurance commissions                                          432             328
Insurance benefits                                           9,930          12,654
Other operating                                             13,410          12,287
                                                   ---------------  --------------
     Total                                         $       116,017  $      111,862
                                                   ===============  ==============



Interest on annuity policies increased $6.0 million in 1995 compared to the same period of 1994, primarily as a result of a $70 million increase in average annuity reserves. However, annuity reserves decreased $8.2 million during 1995 from 1994 primarily because of annuity surrenders. As expected, annuity surrenders increased in comparison with 1994, primarily because of the current interest rate environment and the effect of policies no longer subject to surrender charges. Management continues to aggressively manage its interest spread between earnings and crediting rates in an effort to balance competitiveness and profitability goals. Average renewal credited rates ranged from 5.60% to 5.75% and 5.60% to 6.45% for years ended December 31, 1995 and 1994, respectively.

Net insurance commissions for the year of 1995 increased by approximately $.1 million from the same period of 1994. Refunds of commissions on the unearned premiums of the Company's credit life business exceeded the net commissions after capitalization during a portion of 1994 and contributed to the increase in 1995. Commissions paid on issuance of the Company's deferred annuity products are generally capitalized as deferred policy acquisition costs ("DPAC") and amortized over the estimated life of the policy. The accounting method prescribed for determining the cumulative amount of DPAC requires a regular reevaluation of the estimated present value of gross profits to be earned on a block of policies. If, based on actual experience and other information, the estimate of the present value of gross profits significantly changes, either positively or negatively, the cumulative amount of DPAC is redetermined and the resulting adjustment is charged against or credited to income. Factors used in determining DPAC include policy surrender levels, policy crediting rates and investment yields. During 1995, the Company capitalized as deferred policy acquisition costs approximately $11.9 million in commissions paid on sales of annuities, compared to $20.7 million during 1994. Amortization of commission expense on annuities capitalized in prior periods was $11.0 million during 1995, compared to $9.5 million during 1994.

Amortization of DPAC decreased $.4 million in 1995 compared to 1994. In 1995, total amortization was increased by the impact of the increase in production in 1994, but was decreased by the reduction in amortization of the declining credit life business. In addition, the Company adjusted its assumptions and related factors to bring them in line with current Company experience during its annual review and updates. Insurance benefits for the year ended December 31, 1995 decreased $2.7 million, compared to the comparable period of 1994, generally reflecting the run-off of credit life insurance.

Other operating expenses, which include general insurance and taxes, licenses and fees, increased approximately $1.1 during 1995, compared to the comparable period in 1994. This increase is primarily attributable to the start-up costs, including legal and printing expenses, associated with the Company's new variable annuity product introduced in the fourth quarter of 1995, and increased corporate expenses allocated from its Parent.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993
-----------------------------------------------------------------------

Net income for 1994 was $5.9 million, compared to a net loss of $8.3 million for 1993. The increase in net income in 1994 resulted primarily from an improved interest margin earned on annuities and a non-recurring $15.0 million pre-tax investment loss on preferred stock of Foster Mortgage Corporation, an affiliate, in 1993.

The following table sets forth certain financial data for the periods indicated:




                                      Year Ended      December 31,
                                    ---------------  ---------------
                                         1994             1993
                                    ---------------  ---------------
                                    (in thousands)   (in thousands)

Total revenues                      $       120,942  $      108,952
Total expenses                              111,862         121,317
Income (loss) before income taxes             9,080         (12,365)
Net income (loss)                             5,886          (8,258)



REVENUES

The following table sets forth information regarding the components of the Company's revenues for the periods indicated:




                              Year Ended      December 31,
                            ---------------  ---------------
                                 1994             1993
                            ---------------  ---------------
                            (in thousands)   (in thousands)

Net investment income       $      114,380   $      109,661
Net insurance premiums              11,373           18,684
Realized investment losses          (4,811)         (19,393)
                            ---------------  ---------------
     Total                  $      120,942   $      108,952
                            ===============  ===============



Net investment income totaled $114.4 million on average investments of approximately $1.4 billion for 1994, compared to net investment income of $109.7 million on average investments of approximately $1.4 billion during the same period of 1993. Annuity sales of $250 million in 1994 set a Company annual sales record, was an increase of 20.2% over 1993, and contributed to the increase in funds available for investment. At December 31, 1994, the amortized cost of the fixed income portfolio totaled $1.1 billion and was comprised principally of $791 million in investment grade mortgage-backed securities and $291 million in investment grade bonds. At December 31, 1994, the weighted average rating of the publicly traded bond portfolio, according to nationally recognized statistical rating agencies, was "AA." During 1994, the Company established a trading account for a portion of its investment portfolio invested in common stocks. At December 31, 1994, the carrying value of investments in the Company's trading account was $679,000 reflecting a $22,751 unrealized gain, which is included in investment income for 1994.

Interest, charges and fees on loans decreased $2.1 million in 1994 compared to 1993. At December 31, 1994, the Company's portfolio of loans was comprised of $159.1 million in first mortgage home equity loans and $175.6 million in first mortgage commercial real estate loans, compared to $263.6 million and $209.3 million, respectively, in 1993. The mortgage loan portfolio of the Company is serviced by UC Lending. The Company has full credit recourse to UC Lending with respect to all home equity mortgage loans acquired by it from UC Lending.
  A reduction in the volume of and related holding periods for home equity loans acquired by the Company from UC Lending contributed to the reduction in interest, charges and fees on loans in 1994.

The Company estimates that non-accrual loans reduced mortgage loan interest for 1994 and 1993 by approximately $124,000 and $420,000, respectively. During 1994, the average amount of non-accrual loans owned by the Company was approximately $2.6 million, compared to approximately $8.1 million during 1993. At December 31, 1994, the Company owned approximately $7.6 million of commercial loans which were on an accrual status, but which the Company considered as potential problem loans, compared to $8.1 million at December 31, 1993. The Company evaluates each of these commercial loans to estimate its risk of loss in the investment and provides for such loss through a charge to earnings.

Net insurance premiums reflect revenues associated primarily with sales of pre-need life insurance and credit insurance. Management has chosen to focus on deferred annuities, its primary product line, and on developing a variable annuity product to be introduced in 1995. Therefore, the sale of credit life insurance was discontinued in 1993. The decrease in premium income reflects that decision.

Realized investment gains and losses may vary significantly from year to year since the decision to sell investments is determined principally by considerations of investment timing and tax consequences. Realized investment gains and losses can also result from early redemption of securities at the election of the issuer (calls) and changes in write-downs and reserves.

Realized gains (losses) were as follows:




                                                       Year Ended      December 31,
                                                     ---------------  ---------------
                                                          1994             1993
                                                     ---------------  ---------------
                                                     (in thousands)   (in thousands)

From:
  Sales of fixed maturity securities                 $         (121)  $         (701)
  Calls and maturities of fixed maturity securities              98            1,187
  Sales of equity securities                                     (8)              62
  Sales of mortgage loans on real estate                          -            1,018
  Sales of investment real estate                               279              195
  Sales of other investments                                      -                -
  Write-downs/reserve changes                                (5,059)         (21,154)
                                                     ---------------  ---------------
Realized investment losses                           $       (4,811)  $      (19,393)
                                                     ===============  ===============


The write-downs in 1993 include a $15.0 million loss associated with the Company's ownership of preferred stock of Foster Mortgage Corporation, an affiliate.

EXPENSES

The following table presents the components of the Company's expenses for the periods indicated:




                                                     Year Ended      December 31,
                                                   ---------------  ---------------
                                                        1994             1993
                                                   ---------------  ---------------
                                                   (in thousands)   (in thousands)

Interest on annuity policies                       $        73,065  $        76,086
Amortization of deferred policy acquisition costs           13,528           10,229
Insurance commissions                                          328            3,116
Insurance benefits                                          12,654           18,200
Other operating                                             12,287           13,686
                                                   ---------------  ---------------
     Total                                         $       111,862  $       121,317
                                                   ===============  ===============


Interest on annuity policies declined $3.0 million in 1994 compared to 1993, as the result of a reduction in the average interest crediting rate on the Company's annuity policies, offset by the impact of an increase in annuity reserves. Average annuity reserves were $1.4 billion during 1994, an increase of approximately $117 million from 1993. In comparison with 1993, annuity surrenders increased in 1994, but were managed to a level less than expected, notwithstanding the aggressive policy crediting rate strategy.

Net insurance commissions for 1994 decreased by approximately $2.8 million from the same period of 1993. This decrease was primarily attributable to the discontinuation of credit life insurance sales by the Company in 1993. Commissions paid on issuance of the Company's deferred annuity products are generally capitalized as DPAC and amortized over the estimated life of the policy. The accounting method prescribed for determining the cumulative amount of DPAC requires a regular reevaluation of the estimated present value of gross profits to be earned on a block of policies. If, based on actual experience and other information, the estimate of the present value of gross profits significantly changes, either positively or negatively, the cumulative amount of DPAC is redetermined and the resulting adjustment is charged against or credited to income. Factors used in determining DPAC include policy surrender levels, policy crediting rates and investment yields. During 1994, the Company capitalized as DPAC approximately $20.7 million in commissions paid on sales of annuities, compared to $13.7 million during 1993. Amortization of commission expense on annuities capitalized in prior periods was $9.5 million during 1994, compared to $5.6 million during 1993.

Amortization of DPAC increased $3.3 million in 1994, compared to 1993. In 1994, total amortization was impacted by the amortization of the large increase in production from 1993. In addition, the Company adjusted its assumptions and related factors to bring them in line with current company experience during its annual review and update.

Insurance benefits for 1994 decreased $5.5 million, compared to 1993, generally reflecting the run-off of credit life insurance, which the Company discontinued in 1993.

Other operating expenses for 1994 decreased approximately $1.4 million, compared to 1993. Other operating expenses in 1993 included a non-recurring $2.1 million estimated loss in connection with the termination of a third party administrative contract for credit life insurance. Personnel expenses increased approximately $1.1 million in 1994 compared to 1993 primarily because of an increase in the cost of the Company's employee benefit and incentive plans. A $1.2 million reduction in expenses in 1994 compared to 1993 also resulted from an increase in acquisition expenses deferred as DPAC in 1994 over 1993. Assessments by state guaranty associations also increased approximately $920,000 in 1994 over 1993.

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

Substantially all of the loans owned by the Company were originated by UC Lending, with the home equity loans being originated primarily through its branch (i.e., retail) network or wholesale loan programs. The Company's investment in mortgage loans on real estate at December 31, 1995, was comprised primarily of $168.9 million in home equity loans and $167.4 million in commercial loans.

At December 31, 1995, the contractual balance of loans serviced by UC Lending for the Company was approximately $338.7 million. Included in the serviced portfolio are the Company's commercial loans, a substantial portion of which were originated in the following states: Florida (22.1%), Georgia (19.2 %), Colorado (12.6%), Virginia (8.2%), Tennessee (7.3%), Texas (5.8%) and Louisiana (5.2%). No other state accounted for more than 5% by outstanding principal balance of the Company's commercial real estate loan portfolio. The risk inherent in such concentrations is dependent not only upon regional and general economic stability which affects property values, but also the financial well-being and credit worthiness of the borrower.

Management continues to emphasize reducing the level of non-earning assets owned by focusing on expediting the foreclosure process on its commercial real estate loans and disposing of the properties on a timely basis. The balance of foreclosed loans totaled $13.6 million at December 31, 1995, compared to $19.3 million at December 31, 1994. The Company can neither quantify the impact of property value declines, if any, on its loans nor predict whether, to what extent, or how long such declines may exist. In a period of such declines, the rates of delinquencies, foreclosures and losses on loans could be higher than those previously experienced. Adverse economic conditions (which may or may not affect real property values) may affect the timely payment by borrowers of scheduled payments of principal and interest on the home equity loans, and, accordingly the actual rates of delinquencies, foreclosures and losses.

The following table provides a summary of mortgage loans owned by the Company which are past due 30 days or more, and loans charged-off as of the dates indicated:




                              Contractual   Delinquencies       % of                      % of
                                Balance      Contractual    Contractual    Net Loans    Average
Year Ended                      of Loans       Balance        Balance     Charged-Off    Loans
----------------------------  ------------  --------------  ------------  ------------  --------
                                             (dollars in     thousands)

Year ended December 31, 1995
     Home equity              $    169,175  $        1,020          .60%  $          -        -%
     Commercial                    169,512           3,238         1.91%           194      .11%
                              ------------  --------------                ------------
     Total                    $    338,687  $        4,258         1.26%  $        194      .06%
                              ============  ==============                ============

Year ended December 31, 1994
     Home equity              $    158,943  $        1,516          .96%  $          -        -%
     Commercial                    154,790           2,335         1.51%         1,510      .98%
                              ------------  --------------                ------------
     Total                    $    313,733  $        3,851         1.23%         1,510      .48%
                              ============  ==============                ============

Year ended December 31, 1993
     Home equity              $    263,456  $        1,304          .49%  $         33      .01%
     Commercial                    188,686           9,692         5.14%           475      .25%
                              ------------  --------------                ------------
     Total                    $    452,142  $       10,996         2.43%  $        508      .11%
                              ============  ==============                ============




The above delinquencies of home equity loans are covered by full credit recourse to UC Lending except $.2 million, $.3 million, and $.7 million at December 31, 1995, 1994 and 1993, respectively. The Company, however, retains the entire risk associated with its commercial real estate loans.

The Company owns senior and subordinated pass-through certificates issued in 1990 for commercial mortgage loans previously owned by the Company for which an election has been made under the real estate mortgage investment conduit provisions of the Internal Revenue Code of 1986, as amended ("the Code"). These certificates are included in bonds in the accompanying consolidated financial statements. The outstanding principal balance of all of the senior and subordinated certificates was $46.8 million as of December 31, 1995. The principal balance of the subordinated certificates at December 31, 1995, all of which were owned by the Company, was $26.5 million. Losses associated with defaults and related foreclosures which may occur on the loans backing these pass-through certificates first reduce the principal balance of the subordinated certificates. The losses resulting from such foreclosures were $1.7 million, $2.5 million, and $.8 million, for the periods ending December 31, 1995, 1994 and 1993, respectively.

The  Company provides an estimate for future credit losses in an allowance for
losses.    A  summary  analysis  of the changes in the Company's allowance for losses for the indicated periods is as follows:




                                                       1995       1995        1995       1994      1994      1994
                                                     --------  ----------  ----------  --------  -------- ----------
                                                                  Real      Mortgage               Real   Mortgage
                                                      Bonds    Estate(1)     Loans      Bonds     Estate  Loans
                                                     --------  ----------  ----------  --------  -------- ----------

Balance at beginning of period                       $   317   $   5,120   $   1,778   $ 1,515   $ 4,473   $  2,639

Losses charged to allowance                           (1,664)     (2,638)       (194)   (3,047)   (1,929)    (1,510)
Recoveries on loans previously charged to allowance        -           -           -         -        15          -
                                                     --------  ----------  ----------  --------  -------- ----------
Net charge-offs                                       (1,664)     (2,638)       (194)   (3,047)   (1,914)    (1,510)
Loss provision                                         2,013       1,505         533     1,849     2,561       (649)
                                                     --------  ----------  ----------  --------  -------- ----------
Balance at end of period                             $   666   $   3,987   $   2,117   $   317   $ 5,120   $  1,778
                                                     ========  ==========  ==========  ========  ======== ==========

Specific reserves                                    $   666   $   3,987   $   1,117   $   317   $ 5,120   $    752
Unallocated reserves                                       -           -       1,000         -         -      1,026
                                                     --------  ----------  ----------  --------  -------- ----------
     Total Reserves                                  $   666   $   3,987   $   2,117   $   317   $ 5,120   $  1,778
                                                     ========  ==========  ==========  ========  ======== ==========

(1) The provision for real estate losses relate to losses from properties acquired in satisfaction of debt.



At December 31, 1995 and 1994, the Company owned $13.6 million and $19.3 million, respectively, of property acquired in settlement of loans, excluding the specific reserves attributed to these properties, which is included in the Company's allowance for loan losses to reduce the carrying value of these properties to their market value.Company's fixed maturity securities portfolio consists primarily of mortgage-backed securities and corporate bonds, comprising 67.9% and 29.3% of the portfolio at December 31, 1995, respectively. Investment purchases are made with the intention of holding fixed maturity securities until maturity. Prior to January 1, 1994, securities were generally carried at cost adjusted for discount accretion and premium amortization. At December 31, 1995, the amortized cost of the Company's fixed maturity portfolio was $1.1 billion, consisting primarily of $777.7 million in mortgage-backed securities and $335.2 million in corporate bonds. At December 31, 1995, bonds with an amortized cost of approximately $1.1 billion or 95.6% of the Company's portfolio of fixed maturity securities were classified in an available-for-sale category and the carrying value adjusted to fair value by means of an adjustment to stockholder's equity. The remainder of the portfolio consists primarily of private placement investments traded directly and are classified as held-to-maturity and valued at cost. At December 31, 1995, the Company owned $0.8 million in equity securities classified as trading securities. The pre-tax net unrealized gain in the available-for-sale fixed maturity and equity portfolio (fair value over amortized cost) at December 31, 1995, was $45.4 million, compared to a pre-tax unrealized loss of $72.1 million at December 31, 1994.

The Company has an investment in certain limited partnerships which were formed for the purpose of participating in privately placed mezzanine investments. These investments generally include higher risk subordinated debt combined with equity securities. The partnerships are carried on an equity basis at $25.6 million and $26.7 million at December 31, 1995 and 1994, respectively. Income attributable to the partnerships for 1995 was $6.3 million and $1.5 million for 1994.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal cash requirements consist of funding the payment of policyholder claims and surrenders. Liquidity requirements for the Company's operations are generally met by funds provided from the sale of annuities and cash flow from its investments in fixed income securities and mortgage loans.

Net cash flow from annuity operations is used to build the Company's investment portfolio, which in turn produces future cash flows from investment income and provides a secondary source of liquidity. Net cash provided by operating activities for 1995 and 1994 was approximately $88.4 million and $62.6 million, respectively, resulting primarily from cash earnings on investments. The Company monitors available cash and cash equivalents to maintain adequate balances for current payments while maximizing cash available for longer term investment activities. The Company's financing activities during the years ended December 31, 1995 and 1994 reflect cash received primarily from sales by the Company of its annuity products of approximately $135.3 million and $249.7 million, respectively. The Company believes that the decrease in annuity sales in 1995 compared to the same period of 1994 is due in part to the interest rate environment, particularly the relative relationship between short term and intermediate term interest rates, and to the focus of the Company's resources on development of its variable annuity product. In addition, a financial institution which produced approximately 10% of the Company's annuity sales in 1994 discontinued the sale of annuities of the Company in 1995 subsequent to the merger of such financial institution. As reflected in the net cash used by investing activities during the same periods, investment purchases, which include loans purchased on an interim basis from UCLC, were approximately $1.34 billion and $1.20 billion, respectively, reflecting the investment of these funds and the reinvestment of proceeds from maturities of investment. Cash used by financing activities during 1995 and 1994 also reflects payments of $222.8 million and $191.8 million, respectively, primarily on annuity products resulting from policyholder surrenders and claims. The increase in annuity surrenders during 1995 was expected, due in part to an increase in the amount of annuity policies which were beyond the surrender penalty period and to the general interest rate environment during this period. The interest margin on the Company's annuity liabilities during the year ended December 31, 1995 was 2.37% compared to 2.73% during the same period of 1994. Investments at December 31, 1995, included approximately $336.3 million in home equity and commercial mortgage loans, and the amortized cost of the bond portfolio included $367.5 million in corporate and government bonds and private debt placements and $777.7 million in mortgage-backed securities.

The investment portfolio is also managed to provide a secondary source of liquidity as investments can be sold, if necessary, to fund abnormal levels of policy surrenders, claims and expenses. An unanticipated increase in surrenders would impact the Company's liquidity, potentially requiring the sale of certain assets, such as bonds and loans, prior to their maturities, which may be at a loss.

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

The Company is a Louisiana domiciled insurance company, and, as such, is subject to certain regulatory restrictions on the payment of dividends. The Louisiana statutes allow payments of dividends without the approval of the commissioner to the extent of the lesser of ten percent of surplus as of the prior year end, or the current year's net gain from operations. At December 31, 1995, the Company could to pay dividends of $9.2 million without such approval. No dividends were paid during 1995 or 1994 in order to retain capital in the Company.

RATINGS

In the second quarter of 1995, A.M. Best Company ("Best"), an independent rating organization, reaffirmed its "A-" (Excellent) rating of the Company. Best's ratings depend in part on its analysis of an insurance company's financial strength, operating performance and claims paying ability In addition, the Company's claims paying ability has been rated "A+" (Single-A-Plus) by Duff & Phelps Credit Rating Company ("Duff & Phelps"). On October 24, 1995, Duff & Phelps placed its "A+" rating of the Company on its Rating Watch-Uncertain list because of the October 20, 1995, announcement by the Company's Parent that strategic alternatives which it was considering included the pending sale of the Company (see "Pending Sale of the Company" below). Duff & Phelps reported that the claims paying ability rating would remain on Rating Watch-Uncertain until more information becomes known about the Company's ultimate position within the organization or another organization. In 1995, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. revised the rating scale used in assigning its qualified solvency ratings of insurance companies and, as a result, revised the Company's rating from "BBq" to "Aq." Ratings such as those held by the Company can affect the Company's ability to market its annuity products. Any lowering of the Company's ratings could materially and adversely affect the Company's ability to market its products, particularly the sale of annuities through financial institutions, and could increase the surrender of its annuity policies. Both of these consequences could, depending upon the extent thereof, have a materially adverse effect on the Company's liquidity and, under certain circumstances, net income. The Company believes that its ratings will enable it to continue to compete successfully.

PENDING SALE OF THE COMPANY

On February 2, 1996, UCFC signed a stock purchase agreement dated as of January 30, 1996, for the sale of all of the outstanding capital stock of the Company to UC Life Holding Corp., a new Delaware corporation formed by Knightsbridge Capital Fund I, L.P. ("Knightsbridge"), for an aggregate amount of $164 million plus earnings of the Company from January 1, 1996, to closing of the transaction. Knightsbridge, which is a private investment partnership with institutional partners, was formed in 1995 to make equity investments in companies engaged primarily in the life insurance industry.

Under the terms of the agreement, the sales price is comprised of cash, currently estimated to be $109 million, and real estate and other assets owned by the Company to be distributed to UCFC prior to the closing. The real estate to be distributed includes portions of the United Plaza office park, including UCFC's home office. In addition, UCFC will purchase a convertible promissory note from an affiliate of the purchaser for $15 million in cash.

The purchaser also agreed that the Company would continue to be an investor in first lien home equity loans originated by UCFC's lending operations and that the home office operations would be maintained in its present location in Baton Rouge, Louisiana following the closing for at least two years. The agreement is subject to approval by UCFC's shareholders and regulatory authorities and the satisfaction of other conditions, and provides that the closing will occur on or before July 31, 1996.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITOR'S REPORT

To the Stockholders and
Board of Directors of
United Companies Life Insurance Company

We have audited the accompanying consolidated balance sheets of United Companies Life Insurance Company (a wholly-owned subsidiary of United Companies Financial Corporation) and its subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of United Companies Life Insurance Company and its subsidiary at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statements schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Baton Rouge, Louisiana

February 29, 1996













            UNITED COMPANIES LIFE INSURANCE COMPANY AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS

                                           December 31,     December 31,
                                          ---------------  ---------------
                                               1995             1994
                                          ---------------  ---------------
                                           (in thousands)   (in thousands)
Assets
-------------------------------------------
Investments:
  Fixed maturity securities:
     Available-for-sale at fair value      $     1,140,160  $      959,857
     Held-to-maturity at amortized cost             50,919          57,074
  Equity securities at fair value                      794             721
  Mortgage loans on real estate                    336,269         311,537
  Investment real estate                            32,423          17,292
  Policy loans                                      20,291          20,243
  Investments in limited partnerships               25,594          26,672
  Short-term investments                            22,804          54,664
  Other invested assets                              2,469           5,034
                                            ---------------  --------------
       Total investments                         1,631,723       1,453,094

Cash                                                 3,028          13,169
Investment in indebtedness of affiliate             10,000          10,000
Accrued investment income                           16,529          15,032
Due from reinsurers                                 33,583          34,985
Deferred policy acquisition costs                   90,703          91,915
Property-net                                           575          20,299
Deferred income tax benefit                              -          17,128
Other assets                                         3,256           2,532
Assets held in separate accounts                       211               -
                                           ---------------  --------------
       Total assets                        $     1,789,608  $    1,658,154
                                           ===============  ==============

Liabilities and stockholder's equity
----------------------------------------
Annuity reserves                           $     1,417,803  $    1,425,973
Policy benefit reserves                            111,209         116,501
Unearned premium reserves                            1,793           4,491
Repurchase agreements                               40,857               -
Deferred income tax payable                         22,770               -
Other liabilities                                    8,440           9,010
Liabilities related to separate accounts               211               -
                                           ---------------  --------------
       Total liabilities                         1,603,083       1,555,975
                                           ---------------  --------------
Stockholder's equity:
  Common stock, $2 par value;
     Authorized - 4,200,528 shares;
     Issued - 4,200,528 shares                       8,401           8,401
  Additional paid-in capital                        28,980          28,980
  Retained earnings                                119,667         111,632
  Net unrealized gains (losses) on securi           29,477         (46,834)
                                           ---------------  --------------
       Total stockholder's equity                   186,525         102,179
                                            ---------------  --------------
       Total liabilities and stockholder's
          equity                            $     1,789,608  $    1,658,154
                                            ===============  ==============

See notes to consolidated financial statements.




            UNITED COMPANIES LIFE INSURANCE COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF INCOME





                                                        Year Ended      Year Ended       Year Ended
                                                      --------------  ---------------  --------------
                                                       December 31,    December 31,     December 31,
                                                      --------------  ---------------  --------------
                                                           1995            1994             1993
                                                      --------------  ---------------  --------------
                                                                      (in thousands)

Revenues:
   Net investment income                              $     123,107   $      114,380   $     109,661
   Net insurance premiums                                     8,508           11,373          18,684
   Realized investment losses                                (3,498)          (4,811)        (19,393)
                                                      --------------  ---------------  --------------
          Total                                             128,117          120,942         108,952
                                                      --------------  ---------------  --------------

Expenses:
  Interest on annuity policies                               79,086           73,065          76,086
  Amortization of deferred policy acquisition costs          13,159           13,528          10,229
  Insurance commissions                                         432              328           3,116
  Insurance benefits                                          9,930           12,654          18,200
  Other operating expenses                                   13,410           12,287          13,686
                                                      --------------  ---------------  --------------
          Total                                             116,017          111,862         121,317
                                                      --------------  ---------------  --------------

Income (loss) before income taxes                            12,100            9,080         (12,365)
                                                      --------------  ---------------  --------------

Provision (benefit) for income taxes:
  Current                                                     5,259            5,915          (2,263)
  Deferred                                                   (1,194)          (2,721)         (1,844)
                                                      --------------  ---------------  --------------
          Total                                               4,065            3,194          (4,107)
                                                      --------------  ---------------  --------------
  Net income (loss)                                   $       8,035   $        5,886   $      (8,258)
                                                      ==============  ===============  ==============

See notes to consolidated financial statements.





            UNITED COMPANIES LIFE INSURANCE COMPANY AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                       Year Ended       Year Ended
                                                                                   --------------- ---------------
                                                                                       December 31,    December 31,
                                                                                     --------------- ---------------
                                                                                          1995            1994
                                                                                     --------------- ---------------
                                                                                                      (in thousands)

Cash flows from operating activities:
 Net income (loss)                                                                   $        8,035   $       5,886
 Adjustments to reconcile net income to net cash provided by operating activities:
     Decrease (increase) in deferred policy acquisition costs                                 1,212          (8,419)
     (Increase) decrease in policy loans                                                        (48)           (609)
     (Increase) in accrued interest and accounts receivable                                  (1,497)           (498)
     Decrease in due from reinsurers                                                          1,402           1,574
     Decrease in other invested assets                                                        2,565           2,241
     (Increase) in other assets                                                              (1,215)         (1,924)
     (Decrease) in policy benefit reserves                                                   (5,292)         (6,827)
     Interest on annuity policies                                                            79,086          73,065
     (Decrease) in unearned premium reserves                                                 (2,698)         (5,769)
     Deferred income tax (benefit)                                                           (1,194)         (2,721)
     Increase (decrease) in other liabilities                                                   359          (1,404)
     Provision for loan losses                                                                4,051           5,059
     Amortization and depreciation                                                            1,648           1,883
     Amortization of prior loan sale gains                                                    2,451           2,012
     Investment (gains) losses                                                                 (381)           (256)
     Net cash flows from trading investment securities                                          (73)           (679)
                                                                                     --------------- ---------------
          Net cash provided by operating activities                                          88,411          62,614
                                                                                     --------------- ---------------

Cash flows from investment activities:
   Proceeds from sales of loans held for investment                                       1,111,636         940,099
   Principal collected on loans                                                              71,294          94,084
   Loan originations and acquisitions                                                       (39,547)         (8,799)
   Loans purchased from affiliates                                                       (1,168,648)       (893,099)
   Proceeds from sales, calls or maturities of available-for-sale securities                 75,937          84,155
   Proceeds from maturities or calls of held-to-maturity securities                           2,188           2,256
   Purchase of available-for-sale securities                                               (136,503)       (300,384)
   Purchase of held-to-maturity securities                                                        -               -
   Change in investment in limited partnerships                                               1,078              26
   Change in short-term investments                                                          31,860         (17,813)
   Capital expenditures                                                                      (1,258)           (656)
                                                                                     --------------- ---------------
          Net cash (used) by investing activities                                           (51,963)       (100,131)
                                                                                     --------------- ---------------

Cash flows from financing activities:
   Deposits received from annuities and interest sensitive products                         135,325         249,738
   Payments on annuities and interest sensitive products                                   (222,791)       (191,812)
   Increase (decrease) in repurchase agreement                                               40,857         (30,000)
   Decrease in debt with maturities of three months or less                                       -               -
   Proceeds from capital contribution                                                             -               -
   Other                                                                                         20              44
                                                                                     --------------- ---------------
          Net cash (used) provided by financing activities                                  (46,589)         27,970
                                                                                     --------------- ---------------

(Decrease) in cash                                                                          (10,141)         (9,547)

Cash at beginning of period                                                                  13,169          22,716
                                                                                     --------------- ---------------
Cash at end of period                                                                $        3,028   $      13,169
                                                                                     =============== ===============


                                                                                       Year Ended
                                                                                    --------------
                                                                                      December 31,
                                                                                     --------------
                                                                                          1993
                                                                                     --------------
Cash flows from operating activities:
 Net income (loss)                                                                   $      (8,258)
 Adjustments to reconcile net income to net cash provided by operating activities:
     Decrease (increase) in deferred policy acquisition costs                               (3,488)
     (Increase) decrease in policy loans                                                       332
     (Increase) in accrued interest and accounts receivable                                   (129)
     Decrease in due from reinsurers                                                         1,158
     Decrease in other invested assets                                                         921
     (Increase) in other assets                                                               (875)
     (Decrease) in policy benefit reserves                                                  (1,699)
     Interest on annuity policies                                                           76,086
     (Decrease) in unearned premium reserves                                                (6,878)
     Deferred income tax (benefit)                                                          (1,844)
     Increase (decrease) in other liabilities                                                  813
     Provision for loan losses                                                               4,994
     Amortization and depreciation                                                           1,914
     Amortization of prior loan sale gains                                                     735
     Investment (gains) losses                                                              14,400
     Net cash flows from trading investment securities                                           -
                                                                                     --------------
          Net cash provided by operating activities                                         78,182
                                                                                     --------------

Cash flows from investment activities:
   Proceeds from sales of loans held for investment                                        457,945
   Principal collected on loans                                                             95,752
   Loan originations and acquisitions                                                       (4,560)
   Loans purchased from affiliates                                                        (572,576)
   Proceeds from sales, calls or maturities of available-for-sale securities                     -
   Proceeds from maturities or calls of held-to-maturity securities                        136,429
   Purchase of available-for-sale securities                                                     -
   Purchase of held-to-maturity securities                                                (293,816)
   Change in investment in limited partnerships                                              6,126
   Change in short-term investments                                                        (20,926)
   Capital expenditures                                                                       (133)
                                                                                     --------------
          Net cash (used) by investing activities                                         (195,759)
                                                                                     --------------

Cash flows from financing activities:
   Deposits received from annuities and interest sensitive products                        207,681
   Payments on annuities and interest sensitive products                                  (136,489)
   Increase (decrease) in repurchase agreement                                              30,000
   Decrease in debt with maturities of three months or less                                (15,570)
   Proceeds from capital contribution                                                       15,000
   Other                                                                                       242
                                                                                     --------------
          Net cash (used) provided by financing activities                                 100,684
                                                                                     --------------

(Decrease) in cash                                                                         (16,893)

Cash at beginning of period                                                                 39,609
                                                                                     --------------
Cash at end of period                                                                $      22,716
                                                                                     ==============

See notes to consolidated financial statements.



            UNITED COMPANIES LIFE INSURANCE COMPANY AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY




                                                                                       Net
                                                                                   Unrealized
                                                   Additional                         Gains            Total
                                          Common     Paid-in       Retained         (Losses)      Stockholder's
                                           Stock     Capital       Earnings       on Securities       Equity
                                          -------  -----------  ---------------  --------------- ---------------
                                                                (in thousands)

Balance, December, 1992                   $ 8,401  $    13,980  $      114,004                    $     136,385
Net loss                                                                (8,258)                          (8,258)
Capital contribution                                    15,000                                           15,000
                                                   -----------  ---------------  --------------- ---------------
Balance, December 31, 1993                  8,401       28,980         105,746                          143,127
Net income                                                               5,886                            5,886
Mark-to-market adjustment on investments                                                (46,834)        (46,834)
                                          -------  -----------  --------------   --------------- ---------------
Balance, December 31, 1994                  8,401       28,980         111,632          (46,834)        102,179
Net income                                                               8,035                            8,035
Mark-to-market adjustment on investments                                                 76,311          76,311
                                          -------  -----------  --------------   --------------- ---------------
Balance, December 31, 1995                $ 8,401  $    28,980  $      119,667   $       29,477   $     186,525
                                          =======  ===========  ===============  =============== ===============

See notes to consolidated financial statements.




            UNITED COMPANIES LIFE INSURANCE COMPANY AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


1.  ACCOUNTING POLICIES

1.1 Principles of Consolidation. The consolidated financial statements include United Companies Life Insurance Company (the "Company") and its
wholly-owned  subsidiary,  United  Variable  Services,  Inc.   All significant
intercompany balances and transactions have been eliminated in the consolidated financial statements.

1.2 Organization. United Companies Life Insurance Company (the "Company") is a wholly-owned subsidiary of United Companies Financial Corporation ("UCFC" or the "Parent"), a financial services holding company founded in 1946. UCFC focuses on the origination, sale and servicing of first mortgage, nonconventional, home equity loans and insurance.

The Company, a life insurance company domiciled in Louisiana and organized in 1955, is currently authorized to conduct business in 47 states, the District of Columbia and Puerto Rico. The primary products of the Company are tax deferred annuity contracts marketed to individuals principally through financial institutions and independent agents.

1.3  Investments.

1.3(a) Fixed Maturity and Equity Securities. During the first quarter of 1994, the Company implemented the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 115 ("SFAS 115"), which revised the method of accounting for certain of the Company's investments. Prior to adoption of SFAS 115, the Company reported its investments in fixed income investments at amortized cost, adjusted for declines in value considered to be other than temporary. SFAS 115 requires the classification of securities in one of three categories:
"available-for-sale," "held-to-maturity" or "trading." Securities classified as held-to-maturity are carried at amortized cost, whereas securities classified as trading securities or available-for-sale are recorded at fair value. Effective with the adoption of SFAS 115, the Company determined the appropriate classification of its investments and, if necessary, adjusted the carrying value of such securities, accordingly, as if the unrealized gains or losses had been realized. The adjustment, net of applicable income taxes, for investments classified as available-for-sale is recorded in "Net unrealized gains (losses) on securities" and is included in stockholder's equity on the balance sheet. The adjustment for investments classified as trading is recorded in "Net investment income" in the statement of income. In accordance with the provisions of SFAS 115, prior year investments were not restated.

1.3(b) Mortgage Loans on Real Estate. Loans are carried at amortized cost, net of an allowance for losses. The Company provides for estimated loan losses on loans owned by the Company by establishing an allowance for loan losses through a charge to earnings. The Company conducts periodic reviews of the quality of the loan portfolio and estimates the risk of loss based upon historical loss experience, prevailing economic conditions, estimated collateral value and such other factors which, in management's judgment, are relevant in estimating the adequacy of the Company's allowance for loan losses. While management uses the best information available in conducting its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions, collateral value or other elements used in conducting the review.

1.3(c) Investment Real Estate. The Company's investments in real estate are comprised of properties received in settlement of loans ("foreclosed properties") and two office buildings, adjacent land, and related improvements (its former home office property). The Company records foreclosed properties at the lower of their market value less estimated costs to sell ("market") or the outstanding loan amount plus accrued interest ("cost"). The Company accomplishes this by providing a specific reserve, on a property by property basis, for the difference between market and cost. Market value is determined by property appraisals performed either by its affiliate, United Companies
Lending  Corporation  ("UCLC"),  or  independent  appraisers.    The  related
adjustments are included in the Company's provision for loan losses.

During 1995, the Company moved its offices from its previous location, and converted One and Two United Plaza to investment real estate. One and Two United Plaza are leased primarily by the Company to its Parent and other affiliates. One and Two United Plaza are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over its estimated useful life.

1.3(d)  Policy Loans.  Policy loans are reported at unpaid principal balance.

1.3(e)    Investment  in  Limited  Partnerships.   The Company's investment in
limited partnerships, whose affairs are not controlled by the Company, is reflected on the equity method.

1.3(f)   Short-term Investments.  At December 31, 1995, short-term investments totaled $22.8 million bearing interest rates ranging from 5.25% to 5.61% per annum.

1.4 Investment in Indebtedness of Affiliate. The Company has invested in three subordinated debentures of an affiliate, which are carried at cost.

1.5 Deferred Policy Acquisition Costs. Commissions and other costs related to the production of new and renewal business have been deferred. The deferred costs related to traditional life insurance are amortized over the premium payment period using assumptions consistent with those used in computing policy benefit reserves. Deferred costs related to annuities and interest sensitive products are amortized over the estimated life of the policy in relation to the present value of estimated gross profits on the contract. The Company periodically reviews the appropriateness of assumptions used in calculating the estimated gross profits on annuity contracts. Any change required in these assumptions may result in an adjustment to deferred policy acquisition costs which would affect income.

1.7 Property-Net. Property is stated at cost less accumulated depreciation. Depreciation is computed on the straight-line and accelerated methods over the estimated useful lives on the assets.

1.8 Policy Benefit Reserves. Policy benefit reserves for traditional life insurance policies have been provided on a net level premium method including assumptions as to investment yield, mortality and withdrawals based on the Company's experience and industry standards with provisions for possible adverse deviation. Investment yield assumptions range from 5.5% to 8.5% per annum. Policy benefit reserves include certain deferred profits on limited payment policies. These profits are being recognized in income over the policy term.

Reserves for annuity policies and interest sensitive life policies represent the policy account balance, or accumulated fund value, before applicable surrender charges. Benefit claims incurred in excess of related policy account balances and interest credited during the period to policy account balances are charged to expense.

1.9 Repurchase agreements. At December 31, 1995, the Company had a liability of approximately $40.9 million incurred pursuant to securities sold under agreements to repurchase ("repurchase agreements"). The securities sold under these agreements are classified as "Available-for-sale" investment securities and are carried at their aggregate market value of $42.2 million at December 31, 1995. The repurchase agreements bear interest at 5.70% and 5.74% and matured in January, 1996.

1.10 Income Taxes. The Company files a consolidated federal income tax return with its Parent and other affiliated companies. The Parent allocates to the Company its proportionate share of the consolidated tax liability under a tax allocation agreement whereby each affiliate's federal income tax provision is computed on a separate return basis. Deferred income taxes are provided for the effect of revenues and expenses which are reported in different periods for financial reporting purposes than for tax purposes. Such differences result primarily from deferring policy acquisition costs, providing for bond, real estate and and loan losses, differences in the methods of computing reserves, and depreciation.

1.11 Premiums. Income on short duration single premium contracts, primarily credit insurance products, is recognized over the contract period. Premiums on other insurance contracts principally traditional life insurance and limited payment life insurance policies, are recognized as revenue when due.

1.12 Reinsurance. The Company generally reinsures with other insurance companies the portion of any one risk which exceeds $100,000. On certain types of policies this limit is $25,000. The Company is contingently liable
for  insurance  ceded  to  reinsurers.    Premiums  ceded  under  reinsurance
agreements were $1.7 million, $2.1 million and $3.6 million in 1995, 1994 and 1993, respectively. Reserve credit taken under reinsurance agreements totaled $32.9 million, $34.0 million and $35.2 million at December 31, 1995, 1994 and 1993, respectively.

The Company has assumed the following reinsurance from other insurers:




         Insurance
         in Force         Premiums
      ---------------  ---------------
      (in thousands)   (in thousands)

1995  $       992,979  $         2,589
1994        1,106,148            2,966
1993        1,106,721            3,039


The Company has a receivable at December 31, 1995 of approximately $33.9 million from one reinsurer; however, the funds supporting the receivable are escrowed in a separate trust account for the benefit of the Company by the reinsurer. The following table reflects the effect of reinsurance agreements on premiums and the amounts earned for the periods indicated.




                            Year Ended      Year Ended       Year Ended
                          --------------  ---------------  --------------
                           December 31,    December 31,     December 31,
                          --------------  ---------------  --------------
                               1995            1994             1993
                          --------------  ---------------  --------------
                                          (in thousands)

Direct premiums           $       7,659   $       10,537   $      19,294
Reinsurance assumed               2,589            2,966           3,039
Reinsurance ceded                (1,740)          (2,130)         (3,649)
                          --------------  ---------------  --------------
  Net insurance premiums  $       8,508   $       11,373   $      18,684
                          ==============  ===============  ==============



1.13 Participating Policies. Direct participating business, primarily related to the Company's pre-need funeral policies, represented 8.2%, 7.2% and 6.3% of the life insurance in force as of December 31, 1995, 1994 and 1993, respectively. The amount of dividends paid on participating policies is based on published dividend scales and totaled $1.2 million, $1.0 million and $1.5 million for the years ended December 31, 1995, 1994 and 1993, respectively.

1.14 Accounting Standards. In May, 1993 and in October, 1994, respectively the FASB issued Statements of Financial Accounting Standards Nos. 114 and 118 ("SFAS 114" and "SFAS 118") which address the accounting by creditors for impairment of loans and specify how allowances for credit losses related to certain loans should be determined. The statements also address the accounting by creditors for all loans that are restructured in a troubled debt
restructuring  involving  modification  of  terms  of  a  receivable.    The
implementation of the provisions of SFAS 114 and SFAS 118 in the first quarter of 1995 did not have a material effect on the financial statements of the Company.

1.15 Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

1.16 Reclassifications. Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no effect on net income.

2.  INVESTMENTS

2.1 Fixed Maturity Securities. The Company's portfolio of fixed maturity securities consisted of the following:




                        December 31     December 31,     December 31,     December 31,
                      ---------------  ---------------  ---------------  ---------------
                           1995             1995             1995             1995
                      ---------------  ---------------  ---------------  ---------------
                         Amortized       Unrealized       Unrealized          Fair
                           Cost             Gains           Losses            Value
                      ---------------  ---------------  ---------------  ---------------
                      (in thousands)   (in thousands)   (in thousands)   (in thousands)

Available-for-Sale:
     U.S. Government  $        11,504  $           409  $             -  $        11,913
     Municipal                    425               21                -              446
     Foreign                   20,394            1,916                -           22,310
     Corporate                328,546           22,452              679          350,319
     Mortgage-backed          733,516           22,258              602          755,172
                      ---------------  ---------------  ---------------  ---------------
          Total       $     1,094,385  $        47,056  $         1,281  $     1,140,160
                      ===============  ===============  ===============  ===============
Held-to-Maturity:
     Corporate        $         6,692  $           550  $             -  $         7,242
     Mortgage-backed           44,227            1,414            3,272           42,369
                      ---------------  ---------------  ---------------  ---------------
          Total       $        50,919  $         1,964  $         3,272  $        49,611
                      ===============  ===============  ===============  ===============






                       December 31,     December 31,    December 31,    December 31,
                      ---------------  --------------  --------------  --------------
                           1994             1994            1994            1994
                      ---------------  --------------  --------------  --------------
                         Amortized       Unrealized      Unrealized         Fair
                           Cost            Gains           Losses          Value
                      ---------------  --------------  --------------  --------------
                      (in thousands)   (in thousands   (in thousands   (in thousands

Available-for-Sale:
     U.S. Government  $        10,720  $           31  $          238  $       10,513
     Municipal                    425              13               -             438
     Foreign                   18,433             190             603          18,020
     Corporate                258,549             321          13,148         245,722
     Mortgage-backed          743,359              22          58,217         685,164
                      ---------------  --------------  --------------  --------------
          Total       $     1,031,486  $          577  $       72,206  $      959,857
                      ===============  ==============  ==============  ==============
Held-to-Maturity:
     Corporate        $        10,828  $          300  $          211  $       10,917
     Mortgage-backed           46,246             110           2,188          44,168
                      ---------------  --------------  --------------  --------------
          Total       $        57,074  $          410  $        2,399  $       55,085
                      ===============  ==============  ==============  ==============



Included in the Company's mortgage-backed Held-to-Maturity Securities is an investment in subordinated junior certificates in securitized pools of commercial real estate loans for which an election under the real estate mortgage investment conduit provisions ("REMIC") of the Internal Revenue Code was made. Associated with the ownership of those junior certificates are certain credit risks for which the Company has established an estimate of future credit losses as follows:




                                  Year Ended       Year Ended       Year Ended
                                ---------------  ---------------  ---------------
                                  December 31,     December 31,     December 31,
                                ---------------  ---------------  ---------------
                                     1995             1994             1993
                                ---------------  ---------------  ---------------
                                                 (in thousands)

Balance at beginning of period  $          317   $        1,515   $           98
Losses charged to allowance             (1,664)          (3,047)            (811)
Loss provision                           2,013            1,849            2,228
                                ---------------  ---------------  ---------------
Balance at end of period        $          666   $          317   $        1,515
                                ===============  ===============  ===============



The cost and estimated fair value of fixed maturity securities by contractual maturity are shown below. Expected maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations with or without call or prepayment penalties.




                                                   December         31, 1995
                                                ---------------  ---------------
                                 Available-        for-Sale         Held-to-         Maturity
                               ---------------  ---------------  ---------------  ---------------
                                  Amortized          Fair           Amortized          Fair
                                    Cost             Value            Cost             Value
                               ---------------  ---------------  ---------------  ---------------
                               (in thousands)   (in thousands)   (in thousands)   (in thousands)

1 year or less                 $         6,601  $         6,513  $             -  $             -
Over 1 year through 5 years             80,080           84,349            2,286            2,361
Over 5 years through 10 years          266,238          285,826            4,406            4,881
After 10 years                           7,950            8,300                -                -
Mortgage-backed securities             733,516          755,172           44,227           42,369
                               ---------------  ---------------  ---------------  ---------------
     Total                     $     1,094,385  $     1,140,160  $        50,919  $        49,611
                               ===============  ===============  ===============  ===============



Net unrealized gains on available-for-sale securities of $29.5 million included in Stockholder's equity at December 31, 1995, are presented net of deferred income taxes of $15.9 million. Net unrealized losses of $46.8 million at December 31, 1994, were net of deferred income taxes of $25.2 million.

Proceeds from the sales, calls and maturities of investments in debt securities during 1995 totaled $78.1 million and resulted in realized investment gains of approximately $.5 million and realized investment losses of approximately $2.1 million. During 1994 and 1993, proceeds totaled $86.4 million and $136.4 million, respectively; resulting in realized capital gains of $303,000 and $1.5 million, respectively. Realized losses for 1994 and 1993 were $4.5 million and $3.2 million, respectively. In addition to losses incurred in connection with the sale of investments during 1993, the Company reduced the carrying value of a corporate bond by $.5 million to reflect the Company's estimate of a permanent decline in the value of this investment. At December 31, 1995, securities with a cost of $9.4 million were on deposit with insurance regulatory authorities.

In 1990, the Company securitized pools of commercial real estate loans owned by it in two transactions and in connection therewith sold pass-through certificates("Series 90-1" and "Series 90-2") for which an election under the real estate mortgage investment conduit provisions ("REMIC") of the Internal Revenue Code of 1986, as amended were made. The Company retained as an investment subordinated junior certificates in both issues, as well as a senior certificate interest in Series 90-2.

Included in "Held-to-maturity," fixed maturity securities are investments in the two REMIC's of approximately $44.2 million at December 31, 1995 and $46.2 million at December 31, 1994.

A summary of the Company's investment at December 31, 1995 in the REMIC's is as follows:




                                             Remaining
                               Date of       Principal        Carrying      Interest     Maturity
                                Issue         Balance           Value         Rate         Date
                             ------------  --------------  ---------------  ---------  ------------
                                           (in thousands   (in thousands)

United Companies Life REMIC
   Series 90-1, Class B-1    Mar 29, 1990  $       10,794  $        10,296     10.05%  Sep 25, 2009
   Series 90-2, Class A-3    Dec 18, 1990          20,250           19,974      9.88%  May 25, 2000
   Series 90-2, Class B-1    Dec 18, 1990          15,709           13,957      9.88%  Jan 25, 2009
                                           --------------  ---------------
                                           $       46,753  $        44,227
                                           ==============  ===============



2.2 Equity Securities. The net unrealized capital gains and losses on common stocks are as follows:




                                        December         31, 1995
                                     ---------------  ---------------
                                       Unrealized       Unrealized          Fair
                         Cost             Gains           Losses            Value
                    ---------------  ---------------  ---------------  ---------------
                    (in thousands)   (in thousands)   (in thousands)   (in thousands)

Trading             $           545  $           215  $            28  $           752
Available-for-Sale              467                -              425               42
                    ---------------  ---------------  ---------------  ---------------
     Total          $         1,012  $           215  $           433  $           794
                    ===============  ===============  ===============  ===============






                                        December         31, 1994
                                     ---------------  ---------------
                                       Unrealized       Unrealized          Fair
                         Cost             Gains           Losses            Value
                    ---------------  ---------------  ---------------  ---------------
                    (in thousands)   (in thousands)   (in thousands)   (in thousands)

Trading             $           656  $            51  $            28  $           679
Available-for-Sale              467                -              425               42
                    ---------------  ---------------  ---------------  ---------------
     Total          $         1,123  $            51  $           453  $           721
                    ===============  ===============  ===============  ===============



2.3 Mortgage Loans on Real Estate. The following schedule summarizes the composition of mortgage loans on real estate:




                              December            31,
                           ---------------  ---------------
                                1995             1994
                           ---------------  ---------------
                           (in thousands)   (in thousands)

Residential                $      169,175   $      158,943
Unearned loan charges                (301)            (418)
                           ---------------  ---------------
                                  168,874          158,525
                           ---------------  ---------------
Commercial                        169,512          154,790
Allowance for loan losses          (2,117)          (1,778)
                           ---------------  ---------------
                                  167,395          153,012
                           ---------------  ---------------
     Total                 $      336,269   $      311,537
                           ===============  ===============



Included in the loans owned at December 31, 1995 and 1994 were non-accrual loans of $2.4 million and $2.6 million, respectively.

The Company provides an estimate for future credit losses in an allowance for loan losses. A summary analysis of the changes in the Company's allowance for loan losses is as follows:




                               Year Ended      December        31,
                              ------------  ---------------  -------
                                  1995           1994         1993
                              ------------  ---------------  -------
                                            (in thousands)

Balance at beginning of year  $     1,778   $        2,639   $2,489
Loans charged to allowance           (194)          (1,510)    (508)
Loan loss provision                   533              649      658
                              ------------  ---------------  -------
Balance at end of year        $     2,117   $        1,778   $2,639
                              ============  ===============  =======

Specific reserves             $     1,117   $          752    1,376
Unallocated reserves                1,000            1,026    1,263
                              ------------  ---------------  -------
     Total reserves           $     2,117   $        1,778   $2,639
                              ============  ===============  =======



2.4 Investment Real Estate. Investment real estate at December 31, 1995 and 1994 was as follows:




                             1995             1994
                        ---------------  ---------------
                        (in thousands)   (in thousands)

Investment real estate  $       22,845   $        3,073
Foreclosed real estate          13,565           19,339
Allowance for losses            (3,987)          (5,120)
                        ---------------  ---------------
                        $       32,423   $       17,292
                        ===============  ===============


The specific allowance for investment real estate losses was as follows:




                         1995         1994          1993
                       --------  ---------------  --------
                                 (in thousands)

Balance, January 1     $ 5,120   $        4,473   $ 4,062
Additions (a)            1,505            2,561     2,607
Deductions (b)          (2,638)          (1,914)   (2,196)
                       --------  ---------------  --------
Balance, December 31   $ 3,987   $        5,120   $ 4,473
                       ========  ===============  ========

(a)  Charged to realized investment gains (losses).
(b)  Resulting from sales.


2.5  Investment  In  Limited  Partnerships.    Following is an analysis of the
Company's investment in limited partnerships:




                                      Year Ended      December         31,
                                         1995           1994          1993
                                     ------------  ---------------  ---------
                                                   (in thousands)

Balance, beginning of year           $    26,672   $       26,698   $ 32,824
Contributions and capitalized costs        9,869            5,168      4,326
Net partnership income                     6,279            1,480      2,944
Distributions                            (17,226)          (6,674)   (13,396)
                                     ------------  ---------------  ---------
Balance, end of year                 $    25,594   $       26,672   $ 26,698
                                     ============  ===============  =========



The limited partnerships were formed for the purpose of participating in privately placed mezzanine investments. These investments, acquired in leveraged investment transactions, generally include higher risk subordinated debt combined with equity securities.

2.6 Investment Income. Investment income by type that exceeds five percent of total investment income was as follows:




                                Year Ended      December         31,
                                   1995           1994          1993
                               ------------  ---------------  ---------
                                             (in thousands)

Fixed maturity securities      $    85,852   $       74,443   $ 63,751
Mortgage loans on real estate       35,056           42,763     45,709
All other investment income         14,386            8,925     11,243
                               ------------  ---------------  ---------
                                   135,294          126,131    120,703
Less: Investment expenses          (12,187)         (11,751)   (11,042)
                               ------------  ---------------  ---------
     Net investment income     $   123,107   $      114,380   $109,661
                               ============  ===============  =========



2.7    Realized  Investment  Gains  (Losses).    Net realized investment gains
(losses) were as follows:




                                                   Year Ended      December         31,
                                                  ------------  ---------------  ---------
                                                      1995           1994          1993
                                                  ------------  ---------------  ---------
                                                                (in thousands)

Fixed maturity securities:
   Gross gains                                    $       524   $          303   $  1,536
   Gross losses                                        (1,807)          (3,373)    (1,816)
   Loss provision                                        (350)           1,198     (1,417)
                                                  ------------  ---------------  ---------
     Net losses on fixed maturity securities           (1,633)          (1,872)    (1,697)
                                                  ------------  ---------------  ---------
Equity securities:
   Gross gains                                            205               51        882
   Gross losses                                           (33)             (59)   (15,715)
                                                  ------------  ---------------  ---------
     Net gains (losses) on equity securities              172               (8)   (14,833)
                                                  ------------  ---------------  ---------
Mortgage loans on real estate:
   Losses on sale                                        (194)               -          -
   Loss provision                                        (339)            (861)      (150)
                                                  ------------  ---------------  ---------
     Net losses on mortgage loans on real estate         (533)            (861)      (150)
                                                  ------------  ---------------  ---------
Investment real estate:
   Losses on sale                                      (2,638)          (2,840)    (2,302)
   Loss provision                                       1,134             (952)      (411)
                                                  ------------  ---------------  ---------
     Net losses on investment real estate              (1,504)          (3,792)    (2,713)
                                                  ------------  ---------------  ---------
     Realized investment losses                   $    (3,498)  $       (4,811)  $(19,393)
                                                  ============  ===============  =========



3.  PROPERTY-NET

Property is summarized as follows:




                                    December 31,     December 31,
                                   ---------------  ---------------
                                        1995             1994
                                   ---------------  ---------------
                                   (in thousands)   (in thousands)

Land and buildings                 $            -   $       27,350
Furniture, fixtures and equipment           2,370            2,084
                                   ---------------  ---------------
          Total                             2,370           29,434
Less accumulated depreciation              (1,795)          (9,135)
                                   ---------------  ---------------
          Property-net             $          575   $       20,299
                                   ===============  ===============



Rental  expense on operating leases, including real estate, computer equipment
and  automobiles,  totaled  $.7    million, $.5 million and $.4 million during
1995,  1994  and  1993,  respectively.    Minimum  annual  commitments  under
noncancellable operating leases are as follows (in thousands):




                 December 31,
                     1995
                 -------------

1996             $         509
1997                       503
1998                       503
1999                       481
2000                       241
                 -------------
          Total  $       2,237
                 =============



4.  INCOME TAXES

The provision (benefit) for income taxes attributable to operations is as follows:




             Year Ended      December        31,
            ------------  ---------------  --------
                1995           1994          1993
            ------------  ---------------  --------
                          (in thousands)

Current     $     5,259   $        5,915   $(2,263)
Deferred         (1,194)          (2,721)   (1,844)
            ------------  ---------------  --------
     Total  $     4,065   $        3,194   $(4,107)
            ============  ===============  ========


Reported income tax expense attributable to operations differs from the amount computed by applying the statutory federal income tax rate to income from operations before income taxes for the following reasons:




                                                         Year Ended      December        31,
                                                        ------------  ---------------  --------
                                                            1995           1994          1993
                                                        ------------  ---------------  --------
                                                                      (in thousands)

Federal income tax (benefit) at statutory rate          $     4,235   $         3,178  $(4,328)
Differences resulting from:
  Reversal of temporary differences at prior tax rates            -                 -       48
  Other                                                        (170)               16      173
                                                        ------------  ---------------  --------
Reported income tax provision benefit                   $     4,065   $         3,194  $(4,107)
                                                        ============  ===============  ========



The significant components of the Company's net deferred income tax benefit and liability are as follows:







                                               Year Ended       December 31
                                             ---------------  ---------------
                                                  1995             1994
                                             ---------------  ---------------
                                             (in thousands)   (in thousands)

Deferred income tax benefit:
   Policy reserves                           $        21,530  $       21,457
   Investment securities                                   -          27,263
   Real estate and loan income                         1,861           1,956
   Other                                                   -               4
                                             ---------------  ---------------
        Total                                         23,391          50,680
                                             ---------------  ---------------
Deferred income tax liabilities:
   Other                                                  11               -
   Investment securities                              12,495               -
   Real estate and loan income                         4,180           3,926
   Deferred policy acquisition costs                  29,475          29,626
                                             ---------------  ---------------
        Total                                         46,161          33,552
                                             ---------------  ---------------
Net deferred income tax (benefit) liability  $        22,770  $      (17,128)
                                             ===============  ===============



Payments made for income taxes, net of refunds received, during the years ended December 31, 1995, 1994 and 1993 were $4.6 million, $1.4 million and $.6 million, respectively.

Retained earnings at December 31, 1995 include approximately $5.2 million of "Policyholders' Surplus" on which no federal income tax payment will be required unless it is distributed as a dividend or exceeds the limits prescribed by tax laws applicable to life insurance companies. A deferred income tax liability has not been recognized for this amount. The maximum federal income tax provision possibly required based on the current federal income tax rate would be $1.8 million.

The Company had a current income tax payable, which is included in "Other liabilities," in the amount of $2.3 million at December 31, 1995, and $1.7 million at December 31, 1994.

5.  TRANSACTIONS WITH AFFILIATES

The Company has an agreement with UCLC to purchase qualifying residential home equity mortgage loans originated or purchased and underwritten by UCLC. These loans are usually held three to six months until resold to UCLC for sale by UCLC in loan securitizations. Also, under an agreement, UCLC is obligated to repurchase these home-equity loans previously sold to the Company at the time of foreclosure. At December 31, 1995, approximately $166.5 million of home-equity loans originated by UCLC were owned by the Company. During the years ended December 31, 1995, 1994 and 1993 the Company purchased home-equity loans of approximately $1,169 million, $893 million and $569.9 million, respectively, from UCLC. Sales of these home-equity loans to UCLC by the Company were $1,112 million in 1995, $932.7 million in 1994, and $457.3 million in 1993. No gain or loss was recorded by the Company in these transactions.

As of December 31, 1995, 1994 and 1993 UCLC serviced loans owned by the Company having aggregate unpaid principal balances of approximately $338.4 million, $296.9 million and $338.7 million, respectively. The Company paid servicing fees relative to these loans of approximately $.9 million in 1995, $1.1 million in 1994 and $1.3 million in 1993.

The Company leases home office space to its Parent and other affiliates. Rent income attributable to these affiliates was approximately $1.0 million in each of the years ended December 31, 1995, 1994 and 1993.

United Companies Realty & Development Co., Inc. ("UCRD"), an affiliate, managed the home office buildings leased by the Company to its Parent and other third party tenants under a real estate management contract in 1995, 1994 and 1993. The Company paid approximately $443,000, $306,000 and $312,000 to UCRD in management fees in 1995, 1994 and 1993, respectively.

The  Company is allocated certain costs from its Parent and affiliates under a
cost  sharing  agreement.    Amounts  allocated  to  the Company from UCFC and
affiliates were as follows:




                                    Year Ended
                                  ---------------
                                   December 31,
                                  ---------------
                           1995        1994         1993
                          ------  ---------------  ------
                                  (in thousands)

Personnel expense         $2,014  $         1,776  $  937
Other operating expenses   2,116            1,532   1,452
                          ------  ---------------  ------
          Total           $4,130  $         3,308  $2,389
                          ======  ===============  ======



In May 1993, the Company purchased three subordinated debentures from UCLC. Listed below is summarized information on the subordinated debentures that were issued by UCLC:




           Date of      Principal   Interest     Maturity
Series      Issue        Balance      Rate         Date
-------  ------------  -----------  ---------  ------------

A-1      May 14, 1993  $ 3,000,000      6.05%  May 20, 1998
B        May 14, 1993    3,000,000      6.64%  May 20, 2000
C        May 14, 1993    4,000,000      7.18%  May 20, 2003
                       -----------
  Total                $10,000,000
                       ===========



Interest income received from UCLC with respect to those subordinated debentures totaled approximately $668,000 in each of 1995 and 1994 and $345,000 in 1993. All principal is payable upon maturity.

The Company is a participant in UCFC's consolidated income tax agreement.  See
Note 1.9.

6.  EMPLOYEE BENEFIT PLANS

All employees who meet minimum age and service requirements participate in UCFC's Employee Stock Ownership Plan ("ESOP"). Under the ESOP, UCFC makes tax deductible contributions of its common stock (or cash which is used to purchase its common stock or to repay debt used by the ESOP to purchase such stock) to a trust for the benefit of participating employees. Contributions are allocated among participants based on years of service and compensation. Upon retirement, death or disability, the employee or a beneficiary receives the designated common stock.

Contributions to the ESOP are determined on an annual basis. The Company's contributions to the ESOP were $244,000, $189,000 and $74,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

Eligible employees may elect to participate in the UCFC Employees' Savings Plan and Trust which is designed to be a qualified plan under Sections 401(a) and 401(k) of the Internal Revenue Code of 1988, as amended. Under the plan, employees are allowed to defer income on a pre-tax basis through contributions to the plan and the Company matches a portion of such contributions. The Company's matching contributions totaled $170,000, $138,000 and $49,000 during 1995, 1994 and 1993, respectively. Employees have five investment options, one of which is to invest in the Parent's common stock.

7.  REGULATORY ACCOUNTING

Accounting records of the Company are also maintained in accordance with practices prescribed or authorized by insurance regulatory authorities. Prescribed statutory accounting principles include a variety of publications of the National Association of Insurance Commissioners, as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Company's capital and surplus pursuant to the regulatory accounting basis as of December 31, 1995 and 1994 was $99.9 million and $90.0 million, respectively. On a regulatory accounting basis, net gain from operations for the years ended December 31, 1995, 1994 and 1993 was $12.8 million, $9.7 million and $13.0 million, respectively. Net income (loss) on a regulatory accounting basis, which includes realized capital gains and losses, was $10.0 million, $5.8 million and $(1.7) million for the years ended December 31, 1995, 1994 and 1993, respectively. As a Louisiana domiciled insurance company, the Company is subject to certain regulatory restrictions on the payment of dividends. At December 31, 1995 dividends of $9.2 million may be paid without prior regulatory approval. The Company did not pay any dividends during 1995, 1994 or 1993 in order to retain capital.

The Company received written approval from the Louisiana Department of Insurance to invest in first lien residential mortgage loans originated by UCLC on a short-term basis without recording the assignment of the mortgage loans to the Company, which differs from prescribed statutory accounting practices. Statutory accounting practices prescribed by the State of
Louisiana require that investments in mortgage loans be secured by unrestricted first liens on the underlying property. As of December 31, 1995, statutory surplus was increased by approximately $53.7 million as a result of this permitted practice.

8.  DISCLOSURE ABOUT FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 ("SFAS 107") requires that the Company disclose the estimated fair values of its financial instruments, both assets and liabilities recognized and not recognized in its financial statements.

SFAS 107 defines financial instruments as cash and contractual rights and obligations that require settlement in cash or by exchange of financial instruments. Fair value is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale.

The carrying value and fair value of the Company's financial assets and liabilities were as follows:




                                          December         31, 1995         December         31, 1994
                                       ---------------  ---------------  ---------------  ---------------
                                          Carrying           Fair           Carrying           Fair
                                            Value            Value            Value            Value
                                       ---------------  ---------------  ---------------  ---------------
                                       (in thousands)   (in thousands)   (in thousands)   (in thousands)

Financial assets:
  Investments:
    Fixed maturity securities:
      Available-for-sale               $     1,140,160  $     1,140,160  $       959,857  $       959,857
      Held-to-maturity                          50,919           49,611           57,074           55,085
    Equity securities:
      Trading                                      752              752              679              679
      Available-for-sale                            42               42               42               42
    Mortgage loans on real estate              336,269          335,157          311,537          307,775
    Investment real estate                      32,423           38,978           17,292           15,179
    Policy loans                                20,291           20,291           20,243           20,243
    Investment in limited partnership           25,594           25,594           26,672           26,672
    Short-term investments                      22,804           22,804           54,664           54,664
    Other invested assets                        2,469            2,469            5,034            5,034
    Cash                                         3,028            3,028           13,169           13,169
  Financial liabilities:
    Annuity reserves                         1,417,803        1,350,626        1,425,673        1,354.944
    Repurchase agreements                       40,857           40,857                -                -



The above values do not reflect any premium or discount from offering for sale at one time the Company's entire holdings of a particular financial instrument. Fair value estimates are made at a specific point in time based on relevant market information, if available. Because no market exists for certain of the Company's financial instruments, fair value estimates for these assets and liabilities were based on subjective estimates of market conditions and perceived risks of the financial instruments. Fair value estimates were also based on judgments regarding future loss and prepayment experience and were influenced by the Company's historical information.

The following methods and assumptions were used to estimate the fair value of the Company's financial instruments.

FIXED MATURITY AND EQUITY SECURITIES. The estimated fair value for the Company's investment portfolio was generally determined from quoted market prices for publicly traded securities. Certain of the securities owned by the Company may trade infrequently or not at all; therefore, fair value for these securities was determined by management by evaluating the relationship between quoted market values and carrying value and assigning a liquidity factor to this segment of the investment portfolio.

MORTGAGE LOANS ON REAL ESTATE. The fair value of the Company's loan portfolio was determined by segregating the portfolio by type of loan and further by its performing and non-performing components. Performing loans were further segregated based on the due date of their payments, an analysis of credit risk by category was performed and a matrix of pricing by category was developed. Loans which were current were valued at remaining principal balance which is believed to represent an estimate of market discount from similar loans identified for sale. The fair value of delinquent loans was estimated by using the Company's historical recoverable amount on defaulted loans.

INVESTMENT  REAL  ESTATE.    The  fair  value of the Company's investment real
estate was based upon independent appraisals of the properties.

POLICY  LOANS.    Policy  loans  are generally settled at the loan amount plus accrued interest; therefore, the carrying value of these assets is a reasonable estimate of their fair values.

OTHER INVESTMENT ASSETS. The fair value of the Company's investment in other invested assets approximate their carrying value.
SHORT-TERM INVESTMENTS. The carrying amount of short-term investments approximates their fair values because these assets generally mature in 90 days or less and do not present any significant credit concerns.

INVESTMENT  IN  LIMITED  PARTNERSHIPS.    The  fair  value  of  the  Company's
investment in limited partnerships approximated their carrying value.

ANNUITY RESERVES. The Company's annuity contracts generally do not have a defined maturity and are considered as deposits under SFAS 97. SFAS 107 states that the fair value to be disclosed for deposit liabilities with no defined maturities is the amount payable on demand at the reporting date. Accordingly, the Company has estimated the fair value of its annuity reserves as the cash surrender value of these contracts.

REPURCHASE AGREEMENTS. The repurchase agreements mature in less than 60 days; therefore, the carrying value of the repurchase agreements is considered to be a reasonable estimate of fair value.

9.  SUBSEQUENT EVENT

On February 2, 1996, UCFC signed a stock purchase agreement dated as of January 30, 1996, for the sale of all of the outstanding capital stock of the Company to UC Life Holding Corp., a new Delaware corporation, formed by
Knightsbridge Capital Fund I, L.P. for an aggregate amount of $164 million plus earnings of the Company from January 1, 1996, to closing of the transaction. Knightsbridge, which is a private investment partnership with institutional partners, was formed in 1995 to make equity investments in companies engaged primarily in the life insurance industry.

Under the terms of the agreement, the sales price is comprised of cash, currently estimated to be $109 million, and real estate and other assets owned by the Company to be distributed to UCFC prior to the closing. The real estate to be distributed includes portions of the United Plaza office park, including the home office. In addition, UCFC will purchase a convertible promissory note from an affiliate of the purchaser for $15 million in cash. The note matures in 11 years and bears interest at 8% per annum payable at maturity.

The purchaser also agreed that the Company would continue to be an investor in first lien home equity loans originated by UCFCs lending operations and that the Companys home office operations would be maintained in its present location in Baton Rouge, Louisiana following the closing for at least two years. The agreement is subject to approval by UCFCs shareholders and regulatory authorities and the satisfaction of other conditions, and provides that the closing will occur on or before July 31, 1996.

10.  CONTINGENCIES

The Company is subject to various litigation arising during the ordinary course of business. While the outcome of such litigation cannot be predicted with certainty, management does not expect the resolution of these matters to have a material adverse effect on the financial condition or results of operations of the Company.

11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial date is as follows:




                                                                  Three        Months Ended
                                                             ---------------  ---------------
                                               March 31          June 30       September 30      December 31
                                            ---------------  ---------------  --------------- ---------------
                                            (in thousands)   (in thousands)   (in thousands)   (in thousands)

1995
Total revenues                              $        32,036  $        33,977  $        31,779  $       30,325
Income from operations before income taxes            3,170            4,563            2,671           1,696
Net income                                            2,266            2,963            1,732           1,074

1994
Total revenues                              $        32,806  $        34,512  $        35,554  $       34,880
Income from operations before income taxes            1,579            2,925            2,703           1,873
Net income                                            1,024            1,897            1,753           1,212



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None