Form 10-Q
period 1996-03-31
UNITED COMPANIES LIFE INSURANCE CO
filed 1996-05-15
CIK 101115

- -----------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                          --------------------------

                                  FORM 10-Q

(Mark One)
 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996

                                      OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the period from ............... to ...............

Commission file number 33-91358, 33-95968, 33-91362, 33-95778


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

          The number of shares of $2.00 par value common stock issued and outstanding as of May 6, 1996 was 4,200,528, excluding -0- treasury shares.

- -----------------------------------------------------------------------------



            UNITED COMPANIES LIFE INSURANCE COMPANY AND SUBSIDIARY

                              INDEX TO FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 1996







PART I - FINANCIAL INFORMATION                                          PAGE
Financial Statements:
Consolidated Balance Sheets
     March 31, 1996 and December 31, 1995 . . . . . . . . . . . . . .      2
Consolidated Statements of Income
     Three months ended March 31, 1996 and 1995 . . . . . . . . . . .      3
Consolidated Statements of Cash Flows
     Three months ended March 31, 1996 and 1995 . . . . . . . . . . .      4
Notes to Consolidated Financial Statements    . . . . . . . . . . . .    5-7
Management's Discussion and Analysis of Financial Condition and
  Results of Operations . . . . . . . . . . . . . . . . . . . . . . .   8-13
Review by Independent Accountants . . . . . . . . . . . . . . . . . .     14
Independent Accountants' Report . . . . . . . . . . . . . . . . . . .     15

PART II - OTHER INFORMATION
Exhibits and Current Reports on Form 8-K . . . . . . . . . . . . . . .    16
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17
Index to Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . .    18


            UNITED COMPANIES LIFE INSURANCE COMPANY AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS




                                                 March 31,
                                                   1996         December 31,
                                                (UNAUDITED)         1995
                                              ---------------  ---------------
                                              (in thousands)   (in thousands)

Assets
- --------------------------------------------
Investments:
  Fixed maturity securities:
     Available-for-sale at fair value         $     1,092,392  $     1,140,160
     Held-to-maturity at amortized cost                50,946           50,919
  Equity securities at fair value                       1,008              794
  Mortgage loans on real estate                       305,192          336,269
  Investment real estate                               32,496           32,423
  Policy loans                                         20,488           20,291
  Investments in limited partnerships                  25,393           25,594
  Short-term investments                               20,783           22,804
  Other invested assets                                 1,943            2,469
     Total investments                              1,550,641        1,631,723
                                              ---------------  ---------------

Cash                                                   17,686            3,028
Investment in indebtedness of affiliate                10,000           10,000
Accrued investment income                              15,426           16,529
Due from reinsurers                                    33,180           33,583
Deferred policy acquisition costs                      89,375           90,703
Property-net                                              555              575
Other assets                                            3,367            3,256
Assets held in separate accounts                        3,569              211
     Total assets                             $     1,723,799  $     1,789,608
                                              ===============  ===============

Liabilities and Stockholder's Equity
- --------------------------------------------
Annuity reserves                              $     1,390,495  $     1,417,803
Policy benefit reserves                               109,981          111,209
Unearned premium reserves                               1,435            1,793
Repurchase agreements                                  28,179           40,857
Deferred income tax payable                            12,269           22,770
Other liabilities                                       9,886            8,440
Liabilities related to separate accounts                3,569              211
     Total liabilities                              1,555,814        1,603,083
                                              ---------------  ---------------

Stockholder's equity:
Common stock, $2 par value;
     Authorized - 4,200,528 shares;
     Issued - 4,200,528 shares                          8,401            8,401
Additional paid-in capital                             28,980           28,980
Retained earnings                                     121,396          119,667
Net unrealized gains (losses) on securities             9,208           29,477
  Total stockholder's equity                          167,985          186,525
  Total liabilities and stockholder's equity  $     1,723,799  $     1,789,608
                                              ===============  ===============

See notes to financial statements.




            UNITED COMPANIES LIFE INSURANCE COMPANY AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)





                                                      Three Months Ended    Three Months Ended
                                                          March 31,             March 31,
                                                             1996                  1995
                                                     --------------------  --------------------
                                                        (in thousands)        (in thousands)

Revenues:
  Net investment income                              $             29,121  $            30,362
  Net insurance premiums                                            1,618                2,102
  Realized investment (losses)                                        144                 (428)
     Total                                                         30,883               32,036
                                                     --------------------  --------------------

EXPENSES:
  Interest on annuity policies                                     18,549               19,526
  Amortization of deferred policy acquisition cost                  3,303                3,331
  Insurance commissions                                               116                  157
  Insurance benefits                                                2,776                2,429
  Other operating expenses                                          3,478                3,423
     Total                                                         28,222               28,866
                                                     --------------------  --------------------

Income before income taxes                                          2,661                3,170
                                                     --------------------  --------------------

PROVISION (BENEFIT) FOR INCOME TAXES:
  Current                                                             517                1,457
  Deferred                                                            414                 (553)
     Total                                                            931                  904
Net Income                                           $              1,730  $             2,266
                                                     ====================  ====================

See notes to consolidated financial statements.



            UNITED COMPANIES LIFE INSURANCE COMPANY AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                                              Three Months Ended    Three Months Ended
                                                                                  March 31,             March 31,
                                                                                     1996                  1995
                                                                             --------------------  --------------------
                                                                                (in thousands)        (in thousands)

Cash flows from operating activities:
  Net income from operations                                                 $             1,730   $             2,266
  Adjustments to reconcile net income to net cash provided
      by operating activities:
  (Increase) decrease in deferred policy acquisition                                       1,328                  (888)
  (Increase) decrease in policy loans                                                       (197)                  479
  (Increase) decrease in accrued interest and accounts receivable                          1,103                  (890)
  Decrease in due from reinsurers                                                            403                   482
  (Increase) decrease in other assets                                                     (3,468)                  421
  Decrease in policy benefit reserves                                                     (1,228)               (2,088)
  Interest on annuity policies                                                            18,549                19,526
  Decrease in unearned premium reserves                                                     (358)                 (954)
  Income tax expense                                                                         414                   215
  Increase in other liabilities                                                            4,804                 3,979
  Provision for losses                                                                        22                   567
  Amortization and depreciation                                                              289                   300
  Amortization of prior loan sale gains                                                      526                   662
  Investment gains                                                                           (43)                  (85)
  Net cash flows from trading investment securities                                         (197)                  (85)
    Net cash provided by operating activities                                             23,677                23,907
                                                                             --------------------  --------------------

Cash flows from investing activities:
  Proceeds from sales of loans held for investment                                       275,061               271,493
  Principal collected on loans                                                            15,437                14,735
  Loan originations and acquisitions                                                      (6,842)               (4,840)
  Loans purchased from affiliates                                                       (252,277)             (294,302)
  Proceeds from sales, calls or maturities of available-for-sale securities               16,767                22,975
  Proceeds from maturities or calls of held-to-maturity securities                            99                   299
  Purchase of available-for-sale securities                                                 (158)              (81,553)
  Purchase of held-to-maturity securities                                                      -                   (25)
  Change in investment in limited partnerships                                               201                   (85)
  Change in short-term investments                                                         2,021                44,485
  Capital expenditures                                                                      (792)                  154
     Net cash provided (used) by investing activities                                     49,517               (26,664)
                                                                             --------------------  --------------------

Cash flows from financing activities:
  Deposits received from annuities and interest sensitive products                        22,487                48,563
  Payments on annuities and interest sensitive products                                  (68,345)              (53,829)
  Decrease in repurchase agreements                                                      (12,678)                    -
     Net cash used by financing activities                                               (58,536)               (5,266)
                                                                             --------------------  --------------------

Increase (decrease) in cash                                                               14,658                (8,023)

Cash at beginning of period                                                                3,028                13,169
Cash at end of period                                                        $            17,686   $             5,146
                                                                             ====================  ====================

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

The consolidated results of operations for the three months ended March 31, 1996 and 1995, are not necessarily indicative of the results to be expected for the full year.

2.  INVESTMENTS.

FIXED MATURITY SECURITIES

The Company's portfolio of fixed maturity securities consisted of the following at March 31, 1996:




                         Amortized       Unrealized       Unrealized          Fair
                           Cost             Gains           Losses            Value
                      ---------------  ---------------  ---------------  ---------------
                      (in thousands)   (in thousands)   (in thousands)   (in thousands)

AVAILABLE-FOR-SALE:
     U.S. Government  $        11,655  $           180  $             3  $        11,832
     Municipal                    424               18                -              442
     Foreign                   20,368            1,143               38           21,473
     Corporate                322,601           12,267            1,973          332,895
     Mortgage-backed          722,771            8,960            5,981          725,750
          Total       $     1,077,819  $        22,568  $         7,995  $     1,092,392
                      ===============  ===============  ===============  ===============
HELD-TO-MATURITY:
     Corporate        $         6,535  $           475  $             -  $         7,010
     Mortgage-backed           44,411            1,253            4,501           41,163
          Total       $        50,946  $         1,728  $         4,501  $        48,173
                      ===============  ===============  ===============  ===============


Net unrealized gains of $9.2 million on available-for-sale securities included in Stockholder's equity at March 31, 1996, are presented net of deferred income taxes of $5 million.

A summary of the Company's investment in the commercial loan pass-through certificates for which an election under the real estate mortgage investment conduit provisions of the Internal Revenue Code has been made at March 31, 1996, included in the category Held-to-Maturity, Mortgage-backed is as follows:



                                               Remaining
                                Date of        Principal        Carrying      Interest     Maturity
                                 Issue          Balance           Value         Rate         Date
                              ------------  ---------------  ---------------  ---------  ------------
                                            (in thousands)   (in thousands)

United Companies Life REMIC:
     Series 90-1, Class B-1   Mar 29, 1990  $        10,820  $        10,456     10.05%  Sep 25, 2009
     Series 90-2, Class A-3   Dec 18, 1990           20,250           19,989      9.88%  May 25, 2000
     Series 90-2, Class B-1   Dec 18, 1990           15,754           13,966      9.88%  Jan 25, 2009
                                            $        46,824  $        44,411
                                            ===============  ===============



EQUITY SECURITIES

The net unrealized capital gains and losses on common stocks were as follows:




                     March 31, 1996    March 31, 1996    March 31, 1996    March 31, 1996
                                         Unrealized        Unrealized           Fair
                          Cost             Gains             Losses            Value
                    ----------------  ----------------  ----------------  ----------------
                     (in thousands)    (in thousands)    (in thousands)    (in thousands)

Trading             $            626  $            324  $              2  $            948
Available-for-Sale               467                 -               407                60
                    ----------------  ----------------  ----------------  ----------------
     Total          $          1,093  $            324  $            409  $          1,008
                    ================  ================  ================  ================



MORTGAGE LOANS ON REAL ESTATE

The following schedule summarizes the composition of mortgage loans on real estate at the indicated periods ending:




                            March 31, 1996    December 31, 1995
                           ----------------  -------------------
                            (in thousands)     (in thousands)

Residential                $       136,194   $          169,175
Unearned loan charges                 (293)                (301)
                           ----------------  -------------------
                                   135,901              168,874
                           ----------------  -------------------
Commercial                         170,949              169,512
Allowance for loan losses           (1,658)              (2,117)
                           ----------------  -------------------
                                   169,291              167,395
                           ----------------  -------------------
     Total                 $       305,192   $          336,269
                           ================  ===================



Included in the mortgage loans on real estate at March 31, 1996 and December 31, 1995, were non-accrual loans of $3.2 million and $2.4 million, respectively.

INVESTMENT IN LIMITED PARTNERSHIPS

Following is an analysis of the Company's investment in limited partnerships for the indicated periods:




                                      Three Months Ended     Year Ended
                                          March 31,         December 31,
                                             1996               1995
                                     --------------------  ---------------
                                        (in thousands)     (in thousands)

Balance, beginning of year           $            25,594   $       26,672
Contributions and capitalized costs                  531            9,869
Net partnership income                               419            6,279
Distributions                                     (1,151)         (17,226)
                                     --------------------  ---------------
Balance, end of year                 $            25,393   $       25,594
                                     ====================  ===============



The limited partnerships were formed for the purpose of participating in privately placed mezzanine investments. These investments generally include higher risk subordinated debt combined with equity securities.

INVESTMENT INCOME

Investment income by type that exceeds five percent of total investment income was as follows for the indicated periods:




                                Three Months Ended    Three Months Ended
                                     Mach 31,             March 31,
                                       1996                  1995
                                  (in thousands)        (in thousands)

Fixed maturity securities      $             20,032  $             20,927
Mortgage loans on real estate                 9,371                 9,192
All other investment income                   2,894                 2,699
                               --------------------  --------------------
                                             32,297                32,818
Less: Investment expenses                     3,176                 2,456
                               --------------------  --------------------
        Net investment income  $             29,121  $             30,362
                               ====================  ====================



3.CASH PAID FOR INTEREST AND INCOME TAXES.

During the three months ended March 31, 1996 and 1995, the Company paid interest on repurchase agreements in the approximate amounts of $1.2 million and $.4 million, respectively. During the three months ended March 31, 1996, the Company made no income tax payments. The Company paid $1.7 million income tax payments in the three months ended March 31, 1995.

4.CONTINGENCIES.

The Company is subject to various litigation arising during the ordinary course of business. While the outcome of such litigation cannot be predicted with certainty, management does not expect the resolution of these matters to have a material adverse effect on the financial condition or results of operations of the Company.

5.  PENDING SALE OF THE COMPANY

On February 2, 1996, United Companies Financial Corporation ("UCFC") signed a stock purchase agreement dated as of January 30, 1996, for the sale of all of the outstanding capital stock of the Company to UC Life Holding Corp., a new Delaware corporation, formed by Knightsbridge Capital Fund I, L.P. ("Knightsbridge") for an aggregate amount of $164 million plus earnings of the Company from January 1, 1996, to closing of the transaction. Knightsbridge, which is a private investment partnership with institutional partners, was formed in 1995 to make equity investments in companies engaged primarily in the life insurance industry.

Under the terms of the agreement, the sales price is comprised of cash, estimated at January 30, 1996 to be $109 million, and real estate and other assets owned by the Company to be distributed to UCFC prior to the closing. The real estate to be distributed includes portions of the United Plaza office park, including the home office. In addition, UCFC will purchase a convertible promissory note from an affiliate of the purchaser for $15 million in cash. The note matures in 11 years and bears interest at 8% per annum payable at maturity.

The purchaser also agreed that the Company would continue to be an investor in first lien home equity loans originated by UCFCs lending operations and that the purchaser would use commercially reasonable efforts to maintain the Company's home office operations in its present location in Baton Rouge, Louisiana following the closing for at least two years. The agreement is subject to approval by UCFCs stockholders and regulatory authorities and the satisfaction of other conditions, and provides that the closing will occur on or before July 31, 1996.


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

The following analysis should be read in conjunction with the Company's consolidated financial statements and accompanying notes presented elsewhere herein.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1996 AND 1995

Net income for the three months ended March 31, 1996 was $1.7 million, compared to $2.3 million for the first three months of 1995. The decrease in net income during the first three months of 1996 resulted primarily from the better than expected results in the first three months of 1995 from the Company's investments in limited partnerships compared to the first three months of 1996.

The following table sets forth certain financial data for the periods indicated:




                      Three Months Ended    Three Months Ended
                          March 31,             March 31,
                             1996                  1995
                     --------------------  --------------------
                        (in thousands)        (in thousands)

Total revenues       $             30,883  $             32,036
Total expenses                     28,222                28,866
Income before taxes                 2,661                 3,170
Net income                          1,730                 2,226





REVENUES. The following table sets forth information regarding the components of the Company's revenues for the periods indicated:




                                     Three Months Ended    Three Months Ended
                                         March 31,             March 31,
                                            1996                  1995
                                    --------------------  --------------------
                                       (in thousands)        (in thousands)

Net investment income               $             29,121  $            30,362
Net insurance premiums                             1,618                2,102
Realized investment gains (losses)                   144                 (428)
                                    --------------------  --------------------
     Total                          $             30,883  $            32,036
                                    ====================  ====================



Net investment income totaled $29.1 million on average investments of approximately $1.6 billion for the first three months of 1996, compared to net investment income of $30.4 million on average investments of approximately $1.5 billion during the same period of 1995. At March 31, 1996, the amortized cost of the fixed income portfolio totaled $1.1 billion and was comprised principally of $722.8 million in investment grade mortgage-backed securities and $333.9 million in investment grade bonds. At March 31, 1996, the weighted average rating of the publicly traded bond portfolio, according to nationally recognized statistical rating agencies, was "AA." At March 31, 1996 and 1995, the carrying value of investments in the Company's trading account for common stocks was $.9 million and $.8 million, respectively, reflecting a $.3 million unrealized gain at March 31, 1996, and a $.1 million unrealized gain at March 31, 1995, which is included in investment income for the first three months of 1996 and 1995.

Interest, charges and fees on mortgage on real estate loans decreased approximately $248,000 during the first three months of 1996 compared to the same period of 1995. A reduction in the holding periods for home equity loans acquired by the Company from United Companies Lending Corporation ("UC Lending"), an affiliate, contributed to the reduction in interest charges and fees on loans in the first three months of 1996. At March 31, 1996, the Company's mortgage loans were comprised of $135.9 million in home equity loans and $169.3 million in commercial real estate loans, compared to $168.9 million and $167.4 million, respectively at December 31, 1995. The mortgage loan portfolio of the Company is serviced by UC Lending. The Company has full credit recourse to UC Lending with respect to all home equity mortgage loans acquired by it from UC Lending with the exception of $2.3 million in loans which were acquired from the financial institutions under conservatorship by the Resolution Trust Corporation (the "RTC") or from the RTC as receiver of failed financial institutions. Although the Company, since 1991, had limited its investment in commercial real estate loans, the Company decided in 1995 to invest on a limited basis in new commercial real estate loans, substantially all of which are originated by UC Lending.

The Company estimates that non-accrual loans reduced mortgage loan interest by approximately $159,000 and $140,000 during the first three months of 1996 and 1995, respectively. During the three months ended March 31, 1996, the average amount of non-accrual mortgage loans owned by the Company was $3.2 million, compared to approximately $2.7 million during the same period of 1995. At March 31, 1996, the Company owned approximately $5.9 million of commercial loans which were on an accrual status, but which the Company considers as potential problem loans, compared to $10.4 million at March 31, 1995. The Company evaluates each of these commercial loans to estimate its risk of loss in the investment and provides for such loss through a charge to earnings.

Net insurance premiums declined approximately $.5 million for the first three months of 1996 compared to the same period of 1995. Net insurance premiums reflect revenues associated primarily with pre-need life insurance and credit insurance. Management has chosen to focus on deferred annuities, its primary product line, and its new variable annuity product introduced in the third quarter of 1995, and thus new sales of pre-need life insurance and credit insurance have been discontinued. The decrease in premium income reflects the run-off of the pre-need life and credit insurance business.

Realized investment gains and losses may vary significantly from year to year since the decision to sell investments is determined principally by considerations on investment timing and tax consequences. Realized investment gains and losses can also result from early redemption of securities at the election of the issuer (calls) and changes in write-downs and reserves.gains and (losses) were as follows for the indicated periods:




                                                     Three Months Ended    Three Months Ended
                                                         March 31,             March 31,
                                                            1996                  1995
                                                    --------------------  --------------------
                                                       (in thousands)        (in thousands)

Sales of fixed maturity securities                  $                67   $                 -
Calls and maturities of fixed maturity securities                    43                    86
Sales of equity securities                                          123                   (13)
Write-downs/reserve changes                                         (89)                 (501)
                                                    --------------------  --------------------
Realized investment gains (losses)                  $               144   $              (428)
                                                    ====================  ====================



EXPENSES.    The  following  table  presents  the  components of the Company's expenses for the periods indicated:




                                                    Three Months Ended    Three Months Ended
                                                        March 31,             March 31,
                                                           1996                  1995
                                                   --------------------  --------------------
                                                      (in thousands)        (in thousands)

Interest on annuity policies                       $             18,549  $             19,526
Amortization of deferred policy acquisition costs                 3,303                 3,331
Insurance commissions                                               116                   157
Insurance benefits                                                2,776                 2,429
Other operating                                                   3,478                 3,423
                                                   --------------------  --------------------
     Total                                         $             28,222  $             28,866
                                                   ====================  ====================



Interest on annuity policies decreased approximately $1 million in the first three months of 1996 compared to the same period of 1995, primarily as the result of a decrease in annuity reserves. Average annuity reserves were approximately $1.40 billion and 1.43 billion during the first three months of 1996 and 1995, respectively. As expected, annuity surrenders increased in comparison with 1995, primarily because of the current interest rate environment, the effect of policies first coming out of the surrender period, and the announcement by UCFC that it had signed a Stock Purchase Agreement ("the Agreement") dated as of January 30, 1996, for the sale of all the outstanding capital stock of the Company. The Agreement is subject to approval by UCFC's stockholders and regulatory authorities and the satisfaction of other conditions. Management continues to aggressively manage its interest spread between earnings and crediting rates in an effort to balance competitiveness and profitability goals.

Net insurance commissions for the first three months of 1996 decreased by approximately $41,000 from the same period of 1995. During the three months ended March 31, 1996, the Company capitalized as deferred policy acquisition costs approximately $1.8 million in commissions paid on sales of annuities, compared to $3.9 million during 1995. Amortization of commission expense on annuities capitalized in prior periods was $3 million during the three months of 1996, compared to $2.6 million during the first three months of 1995.

Insurance benefits, primarily credit life, for the first three months ended March 31, 1996 increased approximately $347,000, compared to the comparable period of 1995.

Other operating expenses, which include general insurance and taxes, licenses and fees, increased approximately $55,000 or 1.8% during the three month period of 1996, compared to the comparable period in 1995.

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

Substantially all of the loans owned by the Company were originated by UC Lending, with the home equity loans being originated primarily through its branch (i.e., retail) network or wholesale loan programs. The Company's loan portfolio at March 31, 1996, was comprised primarily of $135.9 million in home equity mortgage loans and $169.3 million in commercial mortgage loans.

At March 31, 1996, the contractual balance of loans serviced by UC Lending for the Company was approximately $307.1 million. Included in the serviced portfolio are the Company's commercial loans, a substantial portion of which were originated in Florida (21.1%), Georgia (20.3%), Colorado (13.2%), Virginia (8.5%), Tennessee (7.6%), Texas (5.7%) and Louisiana (5.0%). No other state accounted for more than 5% by outstanding principal balance of the Company's commercial loan portfolio. The risk inherent in such concentrations is dependent not only upon regional and general economic stability which affects property values, but also the financial well-being and credit worthiness of the borrower.

Management continues to emphasize reducing the level of non-earning assets owned by focusing on expediting the foreclosure process on its commercial loans. The balance of foreclosed loans totaled $14.3 million at March 31, 1996, compared to $13.6 million at December 31, 1995. The Company can neither quantify the impact of property value declines, if any, on its loans nor predict whether, to what extent, or how long such declines may exist. In a period of such declines, the rates of delinquencies, foreclosures and losses on loans could be higher than those previously experienced. Adverse economic conditions (which may or may not affect real property values) may affect the timely payment by borrowers of scheduled payments of principal and interest on the home equity loans, and, accordingly the actual rates of delinquencies, foreclosures and losses.

The following table provides a summary of mortgage loans owned by the Company which are past due 30 days or more, foreclosed properties and loans charged-off as of the dates indicated:




                                     Contractual     Delinquencies       % of                            % of
                                       Balance        Contractual    Contractual      Net Loans        Average
Period Ended                          of Loans          Balance        Balance       Charged-Off        Loans
- ---------------------------------  ---------------  ---------------  ------------  ---------------  --------------
                                   (in thousands)   (in thousands)                 (in thousands)   (in thousands)

Three months ended March 31, 1996
     Home equity                   $       136,194  $         1,527         1.12%  $             -             - %
     Commercial                            170,949            2,920         1.71%              157            .09%
                                   ---------------  ---------------                ---------------
     Total                         $       307,143  $         4,447         1.45%  $           157            .05%
                                   ===============  ===============                ===============

Year ended December 31, 1995
     Home equity                   $       169,175  $         1,020          .60%  $             -             - %
     Commercial                            169,512            3,238         1.91%              194            .11%
                                   ---------------  ---------------                ---------------
     Total                         $       338,687  $         4,258         1.26%  $           194            .06%
                                   ===============  ===============                ===============

Year ended December 31, 1994
     Home equity                   $       158,943  $         1,516          .96%  $             -             - %
     Commercial                            154,790            2,335         1.51%            1,510            .98%
                                   ---------------  ---------------                ---------------
     Total                         $       313,733  $         3,851         1.23%  $         1,510            .48%
                                   ===============  ===============                ===============


* Annualized for nine months ended March 31, 1996.



The above delinquencies of home equity loans are covered by full credit recourse to UC Lending except $.2 million, $.2 million, and $.3 million at March 31, 1996, December 31, 1995 and 1994, respectively. The Company, however, retains the entire risk associated with its commercial loans.

The Company owns senior and subordinated pass-through certificates issued in 1990 backed by commercial mortgage loans previously owned by the Company for which an election has been made under the real estate mortgage investment conduit provisions of the Internal Revenue Code. The outstanding principal balance of all of the senior and subordinated certificates was $46.8 million as of March 31, 1996. The principal balance of the subordinated certificates at March 31, 1996, all of which were owned by the Company, as $26.6 million. Losses associated with defaults and related foreclosures which may occur on the loans backing these pass-through certificates first reduce the principal balance of the subordinated certificates. The losses resulting from such foreclosures were $1.7 million and $2.5 million for the periods ending December 31, 1995 and 1994, respectively. For the three months ended March 31, 1996, there was a recovery of $.1 million.

The  Company provides an estimate for future credit losses in an allowance for
losses.    A  summary  analysis  of the changes in the Company's allowance for losses for the indicated periods is as follows:




                                                      Three Months Ended    Three Months Ended    Three Months Ended
                                                        March 31, 1996        March 31, 1996        March 31, 1996
                                                                                   Real                Mortgage
                                                            Bonds               Estate (1)              Loans
                                                     --------------------  --------------------  --------------------

Balance at beginning of period                       $               666   $             3,987   $             2,117

Losses charged to allowance                                            -                  (154)                 (157)
Recoveries on loans previously charged to allowance                   67                     -                     -
                                                     --------------------  --------------------  --------------------
Net charge-offs                                                       67                  (154)                 (157)
Loss provision                                                      (126)                  450                  (302)
                                                     --------------------  --------------------  --------------------
Balance at end of period                             $               607   $             4,283   $             1,658
                                                     ====================  ====================  ====================

Specific reserves                                    $               607   $             4,283   $               658
Unallocated reserves                                                   -                     -                 1,000
                                                     --------------------  --------------------  --------------------
     Total Reserves                                  $               607   $             4,283   $             1,658
                                                     ====================  ====================  ====================


                                                      Three Months Ended    Three Months Ended    Three Months Ended
                                                        March 31, 1995        March 31, 1995        March 31, 1995
                                                                                   Real                Mortgage
                                                            Bonds                 Estate                Loans
                                                     --------------------  --------------------  --------------------

Balance at beginning of period                       $               317   $             5,120   $             1,778

Losses charged to allowance                                           (1)                 (187)                    -
Recoveries on loans previously charged to allowance                    -                     -                     -
                                                     --------------------  --------------------  --------------------
Net charge-offs                                                       (1)                 (187)                    -
Loss provision                                                       141                   432                   (34)
                                                     --------------------  --------------------  --------------------
Balance at end of period                             $               457   $             5,365   $             1,744
                                                     ====================  ====================  ====================

Specific reserves                                    $               457   $             5,365   $               744
Unallocated reserves                                                   -                     -                 1,000
                                                     --------------------  --------------------  --------------------
     Total Reserves                                  $               457   $             5,365   $             1,744
                                                     ====================  ====================  ====================

(1)  The provision for real estate losses relate to losses from properties acquired in satisfaction of debt.



At March 31, 1996 and December 31, 1995, the Company owned $14.3 million and $13.6 million, respectively, of property acquired in settlement of loans, excluding the specific reserves attributed to these properties, which is included in the Company's allowance for loan losses to reduce the carrying value of these properties to their market value.

The Company's fixed maturity securities portfolio consists primarily of mortgage-backed securities and corporate bonds, comprising 68.0% and 29.2% of the portfolio at March 31, 1996, respectively. Investment purchases are made with the intention of holding fixed maturity securities until maturity. At March 31, 1996, the amortized cost of the Company's fixed maturity portfolio was $1.1 billion, consisting primarily of $767.2 million in mortgage-backed securities and $329.1 million in corporate bonds. At March 31, 1996, bonds with an amortized cost of approximately $1.1 billion or 95.5% of the Company's portfolio of fixed maturity securities were classified in an available-for-sale category and the carrying value adjusted to fair value by means of an adjustment to stockholder's equity. The remainder of the portfolio consists primarily of private placement investments traded directly and are classified as held-to-maturity and valued at cost. At March 31, 1996, the Company owned $.9 million in equity securities classified as trading securities. The pre-tax net unrealized gain in the available-for-sale fixed maturity and equity portfolio (fair value over amortized cost) at March 31, 1996, was $14.1 million, compared to a $45.4 million gain at December 31, 1995.

The Company has an investment in certain limited partnerships which were formed for the purpose of participating in privately placed mezzanine investments. These investments generally include higher risk subordinated debt combined with equity securities. The partnerships are carried on an equity basis of $25.4 million and $25.6 million at March 31, 1996 and December 31, 1995, respectively. Income attributable to the partnerships for the three months ended March 31, 1996 and 1995 was $.4 million and $.6 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal cash requirements consist of funding the payment of policyholder claims and surrenders. Liquidity requirements for the Company's operations are generally met by funds provided from the sale of annuities and cash flow from its investments in fixed income securities and mortgage loans.

Net cash flow from annuity operations is used to build the Company's investment portfolio, which in turn produces future cash flows from investment income and provides a secondary source of liquidity. Net cash provided by operating activities, which excludes annuity sales and surrenders, was approximately $23.7 million and $23.9 million, respectively, resulting primarily from cash earnings on investments. The Company monitors available cash and cash equivalents to maintain adequate balances for current payments while maximizing cash available for longer term investment activities. The Company's financing activities during the first three months of 1996 and 1995 reflect cash received primarily from sales by the Company of its annuity products of approximately $22.5 million and $48.6 million, respectively. The Company believes that the decrease in annuity sales in the first three months of 1996 compared to the same period of 1995 is due in part to the interest rate environment, particularly the relative relationship between short term and intermediate term interest rates, and to the announcement by UCFC that is had signed a Stock Purchase Agreement ("the Agreement") dated as of January 30, 1996, for the sale of all the outstanding capital stock of the Company. The Agreement is subject to approval by UCFC's stockholders and regulatory authorities and the satisfaction of other conditions. Since the announcement of the Company's sale in February 1996, annuity sales have been on a positive trend. As reflected in the net cash used by investing activities during the same periods, investment purchases were approximately $259.3 million and $380.7 million, respectively, reflecting the investment of these funds and the reinvestment of proceeds from maturities of investment. Cash used by financing activities during the first three months of 1996 and 1995 also reflects payments of $68.3 million and $53.8 million, respectively, primarily on annuity products resulting from policyholder surrenders and claims. The increase in annuity surrenders during the first three months of 1996 was expected, due in part to an increase in the amount of annuity policies which were first coming out of the surrender penalty period and to the Agreement discussed above. The interest margin on the Company's annuity liabilities during the three months ended March 31, 1996 was 2.44% compared to 2.38%
during the same period of 1995. Investments at March 31, 1996, included approximately $305.2 million in home equity and commercial mortgage loans, and the amortized cost of the bond portfolio included $361.6 million in corporate, government and foreign bonds and private debt placements and $767.2 million in mortgage-backed securities.

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

The Company is a Louisiana domiciled insurance company, and, as such, is subject to certain regulatory restrictions on the payment of dividends. The Company's capacity at March 31, 1996, to pay dividends was $9.2 million. No dividends were paid during 1995 or the first three months of 1996 in order to retain capital in the Company.

RATINGS

In the second quarter of 1995, A.M. Best Company ("Best"), an independent rating organization, reaffirmed its "A-" (Excellent) rating of the Company. Best's ratings depend in part on its analysis of an insurance company's financial strength, operating performance and claims paying ability In addition, the Company's claims paying ability has been rated "A+" (Single-A-Plus) by Duff & Phelps Credit Rating Company ("Duff & Phelps"). On October 24, 1995, Duff & Phelps placed its "A+" rating of the Company on its Rating Watch-Uncertain list because of the announcement of the Company's parent that strategic alternatives which it was considering included the possible sale of the Company (see "Pending Sale of the Company" below). Duff & Phelps reported that the claims paying ability rating would remain on Rating Watch-Uncertain until more information becomes known about the Company's ultimate position within the organization or another organization. In 1995, Standard & Poor's Ratings Group, a division of The McGraw-Hill Companies, Inc. revised the Company's rating to "Aq" in conjunction with its revision of its rating scale and with all companies. Ratings such as those held by the Company can affect the Company's ability to market its annuity products. Any lowering of the Company's ratings could materially and adversely affect the Company's ability to market its products, particularly the sale of annuities through financial institutions, and could increase the surrender of its annuity policies. Both of these consequences could, depending upon the extent thereof, have a materially adverse effect on the Company's liquidity and, under certain circumstances, net income. The Company believes that its ratings will enable it to continue to compete successfully.

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

PENDING SALE OF THE COMPANY

On February 2, 1996, United Companies Financial Corporation ("UCFC") signed a stock purchase agreement dated as of January 30, 1996, for the sale of all of the outstanding capital stock of the Company to UC Life Holding Corp., a new Delaware corporation formed by Knightsbridge Capital Fund I, L.P. ("Knightsbridge"), for an aggregate amount of $164 million plus earnings of the Company from January 1, 1996, to closing of the transaction. Knightsbridge, which is a private investment partnership with institutional partners, was formed in 1995 to make equity investments in companies engaged primarily in the life insurance industry.

Under  the  terms  of  the  agreement,  the  sales price is comprised of cash, estimated as of January 30, 1996, to be $109 million, and real estate and other assets owned by the Company to be distributed to UCFC prior to the closing. The real estate to be distributed includes portions of the United Plaza office park, including UCFC's home office. In addition, UCFC will purchase a convertible promissory note from an affiliate of the purchaser for $15 million in cash.

The purchaser also agreed that the Company would continue to be an investor in first lien home equity loans originated by UCFC's lending operations and that the purchaser would use commercially reasonable efforts to maintain the Company's home office operations in its present location in Baton Rouge, Louisiana following the closing for at least two years. The agreement is subject to approval by UCFC's stockholders and regulatory authorities and the satisfaction of other conditions, and provides that the closing will occur on or before July 31, 1996.


                      REVIEW BY INDEPENDENT ACCOUNTANTS

The Company's independent accountants, Deloitte & Touche LLP, have performed a review of the accompanying unaudited consolidated balance sheet as of March 31, 1996 and the related consolidated statements of income and cash flows for the three months ended March 31, 1996, and previously audited and expressed an unqualified opinion dated February 29, 1996 on the financial statements of the Company as of December 31, 1995, from which the consolidated balance sheet as of this date is derived.


INDEPENDENT ACCOUNTANTS' REPORT


United Companies Life Insurance Company:

We have reviewed the accompanying consolidated balance sheet of United Companies Life Insurance Company and subsidiary as of March 31, 1996, and the related consolidated statements of income and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of United Companies Life Insurance Company and subsidiary as of December 31, 1995, and the related statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 29, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Baton Rouge, Louisiana
May 10, 1996



                                   PART II

                              OTHER INFORMATION

Items 1 through 5.  Inapplicable

Item 6.  Exhibits and current Reports on Form 8-K

        (a) Exhibits

            (15) Consent of Deloitte & Touche, LLP

        (b) Current Reports on Form 8-K

               On February 9, 1996, the Company filed a current report on Form 8-K that United Companies Financial Corporation ("UCFC"), its Parent, on February 2, 1996, signed a stock purchase agreement for the sale of all of the Company's outstanding capital stock to UC Life Holding Corp., a new Delaware corporation formed by Knightsbridge Capital Fund I, LP, a private investment partnership. Closing is scheduled to occur on or before July 31, 1996, subject to approval of UCFC stockholders, regulatory authorities and the satisfaction of other conditions.



SIGNATURES
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UNITED COMPANIES LIFE INSURANCE COMPANY

Date: 05/14/96                         By:  /s/ Robert B. Thomas, Jr.
    -------------------------          ---------------------------------------
                                       Robert B. Thomas, Jr.
                                       Chairman of the Board and President


Date: 05/14/96                         By:  /s/ Donald M. Woodard
    -------------------------          ---------------------------------------
                                       Donald M. Woodard
                                       Senior Vice President and Controller



            UNITED COMPANIES LIFE INSURANCE COMPANY AND SUBSIDIARY

                              Index to Exhibits




 Exhibit No.                                    Page No.
- ------------                                   ---------

          15  Letter of Deloitte & Touche LLP         19
          27  Financial Data Schedule                 20



                                                                    EXHIBIT 15

United Companies Life Insurance Company:

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim consolidated financial information of United Companies Life Insurance Company and subsidiary for the period ended March 31, 1996, as indicated in our report dated May 10, 1996; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, is being incorporated by reference in the following: Registration Statements No. 33-91362 and 33-95778 on Form N-4 pertaining to the registration of an indefinite number of securities and Registration Statements No. 33-91358 and 33-95968 on Form S-1 pertaining to the registration of individual and group fixed and variable deferred annuity contracts and certificates.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.

/s/ Deloitte & Touche LLP

Baton Rouge, Louisiana
May 13, 1996