Form 10-Q
period 1996-06-30
UNITED COMPANIES LIFE INSURANCE CO
filed 1996-08-14
CIK 101115

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-Q

(Mark One)
 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      OR

 [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For  the  period  from...............to...............

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

                              INDEX TO FORM 10-Q

                     FOR THE QUARTER ENDED JUNE 30, 1996







PART I - FINANCIAL INFORMATION                                                         PAGE
Financial Statements:
Consolidated Balance Sheets
     June 30, 1996 and December 31, 1995                                                  2
Consolidated Statements of Income
     Three months and six months ended June 30, 1996 and 1995                             3
Consolidated Statements of Cash Flows
     Six months ended June 30, 1996 and 1995                                              4
Notes to Consolidated Financial Statements                                              5-7
Management's Discussion and Analysis of Financial Condition and Results of Operations  8-14
Review by Independent Accountants                                                        15
Independent Accountants' Report                                                          16

PART II - OTHER INFORMATION
Exhibits and Current Reports on Form 8-K                                                 17
Signatures                                                                               18
Index to Exhibits                                                                        19

            UNITED COMPANIES LIFE INSURANCE COMPANY AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS




                                                         June 30,
                                                           1996        December 31,
                                                        (UNAUDITED)        1995
                                                      ---------------  -------------
                                                               (in thousands)

Assets
Investments:
     Fixed maturity securities:
          Available-for-sale at fair value            $     1,063,171  $   1,140,160
          Held-to-maturity at amortized cost                   47,961         50,919
     Equity securities at fair value                            1,141            794
     Mortgage loans on real estate                            291,001        336,269
     Investment real estate                                    33,700         32,423
     Policy loans                                              20,492         20,291
     Investments in limited partnerships                       23,524         25,594
     Short-term investments                                    39,281         22,804
     Other invested assets                                      1,435          2,469
                                                      ---------------  -------------
          Total investments                                 1,521,706      1,631,723
                                                      ---------------  -------------

Cash                                                           11,681          3,028
Investment in indebtedness of affiliate                        10,000         10,000
Accrued investment income                                      16,110         16,529
Due from reinsurers                                            32,868         33,583
Deferred policy acquisition costs                              89,071         90,703
Other assets                                                    2,633          3,831
Assets held in separate accounts                                8,026            211
                                                      ---------------  -------------
          Total assets                                $     1,692,095  $   1,789,608
                                                      ===============  =============

Liabilities and Stockholder's Equity
Policy  reserves                                      $     1,474,268  $   1,530,805
Repurchase agreements                                          33,340         40,857
Deferred income tax payable                                     7,619         22,770
Other liabilities                                               8,115          8,440
Liabilities related to separate accounts                        8,026            211
                                                      ---------------  -------------
          Total liabilities                           $     1,531,368      1,603,083
                                                      ---------------  -------------
Stockholder's equity:
Common stock, $2 par value;
          Authorized - 4,200,528 shares;
          Issued - 4,200,528 shares                             8,401          8,401
Additional paid-in capital                                     28,980         28,980
Retained earnings                                             123,018        119,667
Net unrealized gains on securities                                328         29,477
                                                      ---------------  -------------
          Total stockholder's equity                          160,727        186,525
                                                      ---------------  -------------
          Total liabilities and stockholder's equity  $     1,692,095  $   1,789,608
                                                      ===============  =============


   See notes to consolidated financial statements.

            UNITED COMPANIES LIFE INSURANCE COMPANY AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)





                                                               Three Months Ended              Six Months Ended
                                                                    June 30,                       June 30,
                                                       ------------------------------  ----------------------------
                                                               1996            1995           1996           1995
                                                       --------------------  --------  ------------------  --------
                                                                  (in thousands)                 (in thousands)

Revenues:
     Net investment income                             $            28,955   $32,286   $          58,082   $62,648
     Net insurance premiums                                          1,685     2,218               3,303     4,320
     Realized investment losses                                       (717)     (527)               (573)     (955)
                                                       --------------------  --------  ------------------  --------
          Total                                                     29,923    33,977              60,812    66,013
                                                       --------------------  --------  ------------------  --------

EXPENSES:
     Interest on annuity policies                                   18,211    20,062              36,760    39,588
     Amortization of deferred policy acquisition cost                2,681     3,182               5,981     6,513
     Insurance benefits                                              2,776     2,947               5,552     5,376
     Other operating expenses                                        3,739     3,223               7,342     6,803
                                                       --------------------  --------  ------------------  --------
          Total                                                     27,407    29,414              55,635    58,280
                                                       --------------------  --------  ------------------  --------

Income before income taxes                                           2,516     4,563               5,177     7,733
                                                       --------------------  --------  ------------------  --------

PROVISION (BENEFIT) FOR INCOME TAXES:
     Current                                                           762     1,189               1,279     2,646
     Deferred                                                          132       411                 546      (142)
                                                       --------------------  --------  ------------------  --------
          Total                                                        894     1,600               1,825     2,504

Net Income                                             $             1,622   $ 2,963   $           3,352   $ 5,229
                                                       ====================  ========  ==================  ========

See notes to consolidated financial statements.

            UNITED COMPANIES LIFE INSURANCE COMPANY AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)






                                                                                                 Six Months Ended
                                                                                                      June 30,
                                                                                         ------------------------------
                                                                                                1996            1995
                                                                                         ------------------  ----------
                                                                                                    (in thousands)

Cash flows from operating activities:
     Net income from operations                                                          $           3,352   $   5,229
     Adjustments to reconcile net income to net cash provided by operating activities:
       (Increase) decrease in deferred policy acquisition                                            1,632        (908)
       (Increase) decrease in policy loans                                                            (201)        411
       (Increase) decrease in accrued interest and accounts receivable                                 419      (4,004)
       Decrease in due from reinsurers                                                                 715         637
       (Increase) decrease in other assets                                                          (6,612)      1,370
       Decrease in policy benefit reserves                                                          (2,266)     (3,042)
       Interest on annuities                                                                        36,760      39,588
       Decrease in unearned premium reserves                                                          (643)     (1,662)
       Income tax expense (benefit)                                                                    545        (141)
       Increase (decrease) in other liabilities                                                      7,490        (726)
       Provision for losses                                                                            802       1,490
       Amortization and depreciation                                                                   570         599
       Amortization of prior loan sale gains                                                         1,034       1,328
       Investment gains                                                                                (43)       (432)
       Net cash flows from trading investment securities                                              (318)       (159)
                                                                                         ------------------  ----------
          Net cash provided by operating activities                                                 43,236      39,578
                                                                                         ------------------  ----------

Cash flows from investing activities:
     Proceeds from sales of loans held for investment                                              681,051     594,061
     Principal collected on loans                                                                   36,489      29,313
     Loan originations and acquisitions                                                            (16,578)    (10,552)
     Loans purchased from affiliates                                                              (655,935)   (605,210)
     Proceeds from sales, calls or maturities of available-for-sale securities                      32,315      42,345
     Proceeds from maturities or calls of held-to-maturity securities                                2,467       2,547
     Purchase of available-for-sale securities                                                        (158)   (108,615)
     Change in investment in limited partnerships                                                    2,070       1,989
     Change in short-term investments                                                              (16,477)     31,730
     Capital expenditures                                                                           (1,922)        110
                                                                                         ------------------  ----------
           Net cash provided (used) by investing activities                                         63,322     (22,282)
                                                                                         ------------------  ----------

Cash flows from financing activities:
     Deposits received from annuities                                                               50,964      85,375
     Payments on annuities                                                                        (141,352)   (113,251)
     Decrease in repurchase agreements                                                              (7,517)
                                                                                         ------------------  ----------
          Net cash used by financing activities                                                    (97,905)    (27,876)
                                                                                         ------------------  ----------

          Increase (decrease) in cash                                                                8,653     (10,580)

Cash at beginning of period                                                                          3,028      13,169
                                                                                         ------------------  ----------
Cash at end of period                                                                    $          11,681   $   2,589
                                                                                         ==================  ==========

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

     The consolidated results of operations for the three months and six months ended June 30, 1996 and 1995, are not necessarily indicative of the results to be expected for the full year.

2.     INVESTMENTS.

     FIXED MATURITY SECURITIES

     The Company's portfolio of fixed maturity securities consisted of the following at June 30, 1996:




                         Amortized     Unrealized    Unrealized      Fair
                           Cost           Gains        Losses       Value
                      ---------------  -----------  ------------  ----------
                                          (in thousands)

AVAILABLE-FOR-SALE:
     U.S. Government  $         8,998  $        76  $        (5)  $    9,069
     Municipal                    425           15                       440
     Foreign                   20,340          904         (113)      21,131
     Corporate                322,662        8,914       (3,175)     328,401
     Mortgage-backed          709,846        4,943      (10,659)     704,130
                      ---------------  -----------  ------------  ----------
          Total       $     1,062,271  $    14,852  $   (13,952)  $1,063,171
                      ===============  ===========  ============  ==========
HELD-TO-MATURITY:
     Corporate        $         6,286  $       313                $    6,599
     Mortgage-backed           41,675          648       (3,972)      38,351
          Total       $        47,961  $       961  $    (3,972)  $   44,950
                      ===============  ===========  ============  ==========



     Net unrealized gains of $.3 million on available-for-sale securities included in Stockholder's equity at June 30, 1996, are presented net of deferred income taxes of $.2 million.

     A summary of the Company's investment in the commercial loan pass-through certificates, for which an election under the real estate mortgage investment conduit provisions of the Internal Revenue Code has been made, at June 30, 1996, included in the category Held-to-Maturity, Mortgage-backed is as follows:





                                               Remaining
                                Date of        Principal     Carrying   Interest      Maturity
                                 Issue          Balance        Value      Rate          Date
                              ------------  ---------------  ---------  ---------  --------------
                                                    (in thousands)

United Companies Life REMIC:
     Series 90-1, Class B-1   Mar 29, 1990  $        10,874  $  10,372     10.05%  Sep 25,  2009
     Series 90-2, Class A-3   Dec 18, 1990           18,070     17,839      9.88%  May 25,  2000
     Series 90-2, Class B-1   Dec 18, 1990           15,509     13,464      9.88%  Jan 25,  2009
                                            ---------------  ---------
                                            $        44,453  $  41,675
                                            ===============  =========

     EQUITY SECURITIES

     The net unrealized capital gains and losses on common stocks were as follows:




                                        June 30, 1996
                    --------------------------------------------------
                                     Unrealized    Unrealized    Fair
                         Cost           Gains        Losses     Value
                    ---------------  -----------  ------------  ------
                                         (in thousands)

Trading             $           689  $       387  $        (6)  $1,070
Available-for-Sale              467                      (396)      71
                    ---------------  -----------  ------------  ------
     Total          $         1,156  $       387  $      (402)  $1,141
                    ===============  ===========  ============  ======



     MORTGAGE LOANS ON REAL ESTATE

     The following schedule summarizes the composition of mortgage loans on real estate at the indicated periods ending:




                            June 30, 1996    December 31, 1995
                           ---------------  -------------------
                                    (in thousands)

Residential                $      118,656   $          169,175
Unearned loan charges                (284)                (301)
                           ---------------  -------------------
                                  118,372              168,874
                           ---------------  -------------------
Commercial                        174,216              169,512
Allowance for loan losses          (1,587)              (2,117)
                           ---------------  -------------------
                                  172,629              167,395
                           ---------------  -------------------
     Total                 $      291,001   $          336,269
                           ===============  ===================



     Included in the mortgage loans on real estate at June 30, 1996 and December 31, 1995, were non-accrual loans of $2.1 million and $2.4 million, respectively.

     INVESTMENT IN LIMITED PARTNERSHIPS

     Following is an analysis of the Company's investment in limited partnerships for the indicated periods:




                                      Six Months Ended       Year Ended
                                       June 30, 1996      December 31, 1995
                                     ------------------  -------------------
                                                (in thousands)

Balance, beginning of period         $          25,594   $           26,672
Contributions and capitalized costs                620                9,869
Net partnership income                             965                6,279
Distributions                                   (3,655)             (17,226)
                                     ------------------  -------------------
Balance, end of period               $          23,524   $           25,594
                                     ==================  ===================



     The limited partnerships were formed for the purpose of participating in privately placed mezzanine investments. These investments generally include higher risk subordinated debt combined with equity securities.

     INVESTMENT INCOME

     Investment income by type that exceeds five percent of total investment income was as follows for the indicated periods:


                                Six Months Ended June 30,
                                   1996      1995
                               ----------  -----------
                                   (in thousands)



Fixed maturity securities      $  42,162  $  42,854
Mortgage loans on real estate     18,582     19,479
All other investment income        3,801      6,491
                               ----------  ------------
                                  64,545     68,824
Less: Investment expenses          6,463      6,176
                               ----------  ------------
        Net investment income  $  58,082  $  62,648
                               ==========  ============



3.     CASH PAID FOR INTEREST AND INCOME TAXES.

     During the six months ended June 30, 1996 and 1995, the Company paid interest on repurchase agreements in the approximate amounts of $2.3 million and $1.9 million, respectively. During the six months ended June 30, 1996 and 1995, the Company made income tax payments of $2.8 million and $1.7 million, respectively.

4.     CONTINGENCIES.

     The Company is subject to various litigation arising during the ordinary course of business. While the outcome of such litigation cannot be predicted with certainty, management does not expect the resolution of these matters to have a material adverse effect on the financial condition or results of operations of the Company.

5.     SALE OF THE COMPANY.

     On July 24, 1996, United Companies Financial Corporation ("UCFC") and Pacific Life and Accident Insurance Company ("PLAIC"), a wholly-owned subsidiary of PennCorp Financial Group, Inc. ("PennCorp") consummated the sale of UCFC's wholly-owned subsidiary, United Companies Life Insurance Company ("UCLIC"). Pursuant to an Amended and Restated Stock Purchase Agreement (the "Agreement") dated as of July 24, 1996, UCFC sold 100% of the outstanding capital stock of UCLIC (the "UCLIC Common Stock") to PLAIC for $167.6 million, comprised of $100.3 million in cash from PLAIC, a $10 million each dividend paid by, and certain real estate and other assets distributed by UCLIC to UCFC immediately prior to the closing of the acquisition of UCLIC. PLAIC ultimately obtained the right to acquire the UCLIC Common Stock from an affiliate of Knightsbridge Capital Fund I, L.P., a private investor partnership.

     In connection with the transaction, UCFC purchased a convertible note from PennCorp in the principal amount of $14,990,000, and immediately converted the note into 483,839 shares of PennCorp's $0.01 par value per share common stock. Immediately following the acquisition of UCLIC, PLAIC contributed $57.3 million in cash to UCLIC, which represented the market value of the real estate and other assets (but excluded the $10.0 million cash dividend) distributed by UCLIC to UCFC.

     PennCorp borrowed funds under its revolving credit agreement with The Bank of New York as Administrative Agent (I) to fund the cash portion of the purchase price for UCLIC, (ii) to make required capital contributions to UCLIC and (iii) to pay related acquisition expenses. PennCorp subsequently used the net proceeds from the sale of its $3.50 Series II Convertible Preferred Stock to repay a substantial portion of such borrowings.


     In connection with the sale of the Company, the Company entered into an agreement wit UCFC which will provide for the Company's purchase of up to $300 million in first mortgage residential loans. The agreement provides that UCFC will have the right for a limited time to repurchase certain loans which are eligible for securitization by UCFC. The agreement also has a sublimit of $150 million for loans that are not eligible for securitization by UCFC.

     Also, in connection with the sale, the servicing of substantially all of the commercial real estate mortgage loans and commercial pass-through certificates were transferred to the Company by UCFC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


     The following analysis should be read in conjunction with the Company's consolidated financial statements and accompanying notes presented elsewhere herein.

     Cautionary Statement for purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. The statements below that relate to future plans, events or performances are forward-looking statements that involve a number of risks or uncertainties. Among those items that could adversely affect the Company's financial condition, results of operations and cash flows are the following: changes in regulations affecting insurance companies, interest rates, the federal income tax code, particularly as it relates to tax deferred accumulation products, the ratings assigned to the
Company by independent rating organizations such as A.M. Best (which the Company believes are particularly important to the sale of annuity and other accumulation products) and unanticipated litigation. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect the Company's results of operations.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     Net income for the six months ended June 30, 1996 was $3.4 million, compared to $5.2 million for the first six months of 1995. The decrease in net income during the first six months of 1996 resulted primarily from the better than expected results in the first six months of 1995 from the Company's investments in limited partnerships compared to the first six months of 1996.

     The following table sets forth certain financial data for the periods indicated:




                             Six Months Ended June 30,
                     ------------------------------------
                                1996               1995
                     ---------------------------  -------
                                       (in thousands)

Total revenues       $                    60,812  $66,013
Total expenses                            55,635   58,280
Income before taxes                        5,177    7,733
Net income                                 3,352    5,229



     REVENUES.    The  following  table  sets  forth information regarding the components of the Company's revenues for the periods indicated:




                                    Six  Months Ended June 30,
                            --------------------------------------
                                        1996                1995
                            ----------------------------  --------
                                               (in thousands)

Net investment income       $                    58,082   $62,648
Net insurance premiums                            3,303     4,320
Realized investment losses                         (573)     (955)
                            ----------------------------  --------
     Total                  $                    60,812   $66,013
                            ============================  ========



     Net investment income totaled $58.1 million on average investments of approximately $1.58 billion for the first six months of 1996, compared to net investment income of $62.6 million on average investments of approximately $1.51 billion during the same period of 1995. The Company's investment in limited partnerships contributed approximately
$1.0 million in the first six months of 1996 compared to $3.6 million in the same period of 1995. At June 30, 1996, the amortized cost of the fixed income portfolio totaled $1.1 billion and was comprised principally of $709.8 million in investment grade mortgage-backed securities and $331.0 million in investment grade bonds. At June 30, 1996, the weighted average rating of the publicly traded bond portfolio, according to nationally recognized statistical rating agencies, was "AA." At June 30, 1996 and 1995, the carrying value of investments in the Company's trading account for common stocks was $1.1 million and $0.8 million, respectively, reflecting a $0.4 million unrealized gain at June 30, 1996, and a $0.2 million unrealized gain at June 30, 1995, which is included in investment income for the first six months of 1996 and 1995.

     Interest, charges and fees on mortgage real estate loans decreased approximately $0.9 million during the first six months of 1996 compared to the same period of 1995. A reduction in the holding periods for home equity loans acquired by the Company from United Companies Lending Corporation ("UC Lending"), an affiliate, contributed to the reduction in interest charges and fees on loans in the first six months of 1996. At June 30, 1996, the Company's mortgage loans were comprised of $118.4 million in home equity loans and $172.6 million in commercial real estate loans, compared to $168.9 million and $167.4 million, respectively at December 31, 1995. The mortgage loan portfolio of the Company is serviced by UC Lending. The Company has full credit recourse to UC Lending with respect to all home equity mortgage loans acquired by it from UC Lending with the exception of $2.2 million in loans which were acquired from the financial institutions under conservatorship by the Resolution Trust Corporation (the "RTC") or from the RTC as receiver of failed financial institutions.

     The Company estimates that non-accrual loans reduced mortgage loan interest by approximately $104,000 and $110,300 during the first six months of 1996 and 1995, respectively. During the six months ended June 30, 1996, the average amount of non-accrual mortgage loans owned by the Company was $2.1 million, compared to approximately $2.2 million during the same period of 1995. At June 30, 1996, the Company owned approximately $6.1 million of commercial loans which were on an accrual status, but which the Company considers as potential problem loans, compared to $7.2 million at December 31, 1995. The Company evaluates each of these commercial loans to estimate its risk of loss in the investment and provides for such loss through a charge to earnings.

     Net insurance premiums declined approximately $1 million for the first six months of 1996 compared to the same period of 1995. Net insurance premiums reflect revenues associated primarily with pre-need life insurance and credit insurance. Management has chosen to focus on deferred annuities, its primary product line, and its new variable annuity product introduced in the third quarter of 1995, and thus new sales of pre-need life insurance and credit insurance have been discontinued. The decrease in premium income reflects the run-off of the pre-need life and credit insurance business.

     Realized investment gains and losses may vary significantly from year to year since the decision to sell investments is determined principally by considerations on investment timing and tax consequences. Realized investment gains and losses can also result from early redemption of securities at the election of the issuer (calls) and changes in write-downs and reserves.

     Realized gains and (losses) were as follows for the indicated periods:




                                                          Six Months Ended June 30,
                                                   -------------------------------------
                                                              1996                1995
                                                   ---------------------------  --------
                                                                      (in thousands)

Sales of fixed maturity securities                 $                            $   421
Calls and maturities of fixed maturity securities                          43        11
Sales of equity securities                                                186       131
Write-downs/reserve changes                                              (802)   (1,518)
                                                   ---------------------------  --------
Realized investment losses                         $                     (573)  $  (955)
                                                   ===========================  ========

     EXPENSES.    The following table presents the components of the Company's expenses for the periods indicated:




                                                          Six Months Ended June 30,
                                                   ------------------------------------
                                                              1996               1995
                                                   ---------------------------  -------
                                                         (in thousands)

Interest on annuity policies                       $                    36,760  $39,588
Amortization of deferred policy acquisition costs                        5,981    6,513
Insurance commissions                                                      236      229
Insurance benefits                                                       5,552    5,376
Other operating                                                          7,106    6,574
                                                   ---------------------------  -------
     Total                                         $                    55,635  $58,280
                                                   ===========================  =======



     Interest on annuity policies decreased approximately $2.8 million in the first six months of 1996 compared to the same period of 1995, primarily as the result of a decrease in annuity reserves. Average annuity reserves were approximately $1.39 billion and $1.43 billion during the first six months of 1996 and 1995, respectively. As expected, annuity surrenders increased in comparison with 1995, primarily because of the current interest rate environment, the effect of policies first coming out of the surrender period, and the announcement by United Companies Financial Corporation ("UCFC") that it had signed a Stock Purchase Agreement ("the Agreement") dated as of January 30, 1996, for the sale of all the outstanding capital stock of the Company. Management continues to aggressively manage its interest spread between earnings and crediting rates in an effort to balance competitiveness and profitability goals.

     Net insurance commissions for the first six months of 1996 were approximately level with the same period of 1995. During the six months ended June 30, 1996, the Company capitalized as deferred policy acquisition costs approximately $4.0 million in commissions paid on sales of annuities, compared to $7.0 million during 1995. Amortization of commission expense on annuities capitalized in prior periods was $5.4 million during the six months of 1996, compared to $5.3 million during the first six months of 1995.

     Insurance benefits, primarily credit life, for the first six months ended June 30, 1996 increased approximately $.2 million, compared to the comparable period of 1995.

     Other operating expenses, which include general insurance and taxes, licenses and fees, increased approximately
$.5 million or 8.1% during the six month period of 1996, compared to the comparable period in 1995. Certain one time charges associated with litigation and assessments comprised the increase.

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

     Substantially all of the loans owned by the Company were originated by UC Lending, with the home equity loans being originated primarily through its branch (i.e., retail) network or wholesale loan programs. The Company's loan portfolio at June 30, 1996, was comprised primarily of $118.4 million in home equity mortgage loans and $172.6 million in commercial mortgage loans.

     At June 30, 1996, the contractual balance of loans serviced by UC Lending for the Company was approximately $292.9 million. Included in the serviced portfolio are the Company's commercial loans, a substantial portion of which were originated in Florida (19.7%), Georgia (20.6%), Colorado (15.2%), Virginia (8.3%), Tennessee (7.8%), Texas
(5.5%) and Louisiana (4.8%). No other state accounted for more than 4.8% by outstanding principal balance of the Company's commercial loan portfolio. The risk inherent in such concentrations is dependent not only upon regional and general economic stability which affects property values, but also the financial well-being and credit worthiness of the borrower.

     Management has continued to emphasize reducing the level of non-earning assets owned by focusing on expediting the foreclosure process on its commercial loans. The balance of foreclosed loans totaled $14.8 million at June 30, 1996, compared to $13.6 million at December 31, 1995. In conjunction with the sale of the Company (see "Sale of the Company") these foreclosed loans were distributed to UCFC.

     The following table provides a summary of mortgage loans owned by the Company, those which are past due 30 days or more, and net loans charged-off as of the dates indicated:




                                      Contractual        Delinquencies       % of                      % of
                                        Balance           Contractual    Contractual    Net Loans    Average
Period Ended                           of Loans             Balance        Balance     Charged-Off    Loans*
- ------------------------------  -----------------------  --------------  ------------  ------------  --------
                                                             (dollars in thousands)

Six months ended June 30, 1996
     Home equity                $               118,656  $          568          .48%  $          -       - %
     Commercial                                 174,216           1,253          .72%           771      .45%
                                -----------------------  --------------                ------------
     Total                      $               292,872  $        1,821          .62%  $        771      .24%
                                =======================  ==============                ============

Year ended December 31, 1995
     Home equity                $               169,175  $        1,020          .60%  $          -       - %
     Commercial                                 169,512           3,238         1.91%           194      .11%
                                -----------------------  --------------                ------------
     Total                      $               338,687  $        4,258         1.26%  $        194      .06%
                                =======================  ==============                ============

Year ended December 31, 1994
     Home equity                $               158,943  $        1,516          .96%  $          -       - %
     Commercial                                 154,790           2,335         1.51%         1,510      .98%
                                -----------------------  --------------                ------------
     Total                      $               313,733  $        3,851         1.23%  $      1,510      .48%
                                =======================  ==============                ============


* Annualized for six months ended June 30, 1996.


     The above delinquencies of home equity loans are covered by full credit recourse to UC Lending except $.5 million, $.2 million, and $.3 million at June 30, 1996, December 31, 1995 and 1994, respectively. The Company, however, retains the entire risk associated with its commercial loans.

     The Company owns senior and subordinated pass-through certificates issued in 1990 backed by commercial mortgage loans previously owned by the Company for which an election has been made under the real estate mortgage investment conduit provisions of the Internal Revenue Code. The outstanding principal balance of all of the senior and subordinated certificates was $44.5 million as of June 30, 1996. The principal balance of the subordinated certificates at June 30, 1996, all of which were owned by the Company, as $26.4 million. Losses associated with defaults and related foreclosures which may occur on the loans backing these pass-through certificates first reduce the principal balance of the subordinated certificates. The losses resulting from such foreclosures were $0.1 million, $1.7 million and $2.5 million for the periods ending June 30, 1996, December 31, 1995 and 1994, respectively.

     The Company provides an estimate for future credit losses in an allowance for losses. A summary analysis of the changes in the Company's allowance for losses for the indicated periods is as follows:




                                                                    Six Months Ended June 30,
                                --------------------------------------------------------------------------------------
                                                          1996                                     1995
                                ----------------------------------------------------  --------------------------------
                                                                Real       Mortgage               Real       Mortgage
                                           Bonds             Estate (1)     Loans      Bonds   Estate (1)     Loans
                                ---------------------------  -----------  ----------  -------  -----------  ----------
                                                                              (in thousands)

Balance at beginning of period  $                      666   $    3,987   $   2,117   $  404   $    5,033   $   1,778

Losses charged to allowance                           (115)        (604)       (771)    (746)        (214)       (194)
Loss provision                                         491           70         241      342          835         340
                                ---------------------------  -----------  ----------  -------  -----------  ----------
Balance at end of period        $                    1,042   $    3,453   $   1,587        -   $    5,654   $   1,924
                                ===========================  ===========  ==========  =======  ===========  ==========

Specific reserves               $                    1,042   $    3,453   $     587        -   $    5,654   $     924
Unallocated reserves                                     -            -       1,000        -            -       1,000
                                ---------------------------  -----------  ----------  -------  -----------  ----------
     Total Reserves             $                    1,042   $    3,453   $   1,587   $    -   $    5,654   $   1,924
                                ===========================  ===========  ==========  =======  ===========  ==========

(1)  The provision for real estate losses relate to losses from properties acquired in satisfaction of debt.



     At June 30, 1996 and December 31, 1995, the Company owned $14.8 million and $13.6 million, respectively, of property acquired in settlement of loans, excluding the specific reserves attributed to these properties, which is included in the Company's allowance for loan losses to reduce the carrying value of these properties to their market value.

     The Company's fixed maturity securities portfolio consists primarily of mortgage-backed securities and corporate bonds, comprising 67.7% and 29.6% of the portfolio at June 30, 1996, respectively. Investment purchases are made with the intention of holding fixed maturity securities until maturity. At
June 30, 1996, the amortized cost of the Company's fixed maturity portfolio was $1.1 billion, consisting primarily of $751.5 million in mortgage-backed securities and $328.9 million in corporate bonds. At June 30, 1996, bonds with an amortized cost of approximately $1.1 billion or 95.7% of the Company's portfolio of fixed maturity securities were classified in an available-for-sale category and the carrying value adjusted to fair value by means of an adjustment to stockholder's equity. The remainder of the portfolio consists primarily of private placement investments traded directly and are classified as held-to-maturity and valued at cost. At June 30, 1996, the Company owned $1.1 million in equity securities classified as trading securities. The pre-tax net unrealized gain in the available-for-sale fixed maturity and equity portfolio (fair value over amortized cost) at June 30, 1996, was $.5 million, compared to a $45.4 million gain at December 31, 1995.

     The Company has an investment in certain limited partnerships which were formed for the purpose of participating in privately placed mezzanine investments. These investments generally include higher risk subordinated debt combined with equity securities. The partnerships are carried on an equity basis of $23.5 million and $25.6 million at June 30, 1996 and December 31, 1995, respectively. Income attributable to the partnerships for the six months ended June 30, 1996 and 1995 was $1.0 million and $3.8 million, respectively. Included in the assets distributed to UCFC immediately prior to the closing of the sale of the Company (see "Sale of the Company") were partnership investments of $17.7 million at June 30, 1996. Income associated with the distributed partnership investments was $.8 million and $.5 million at June 30, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal cash requirements consist of funding the payment of policyholder claims and surrenders. Liquidity requirements for the Company's operations are generally met by funds provided from the sale of annuities and cash flow from its investments in fixed income securities and mortgage loans.

     Net cash flow from annuity operations is used to build the Company's investment portfolio, which in turn produces future cash flows from investment income and provides a secondary source of liquidity. Net cash provided by operating activities, which excludes annuity sales and surrenders, for the six months ended June 30, 1996 and 1995, was approximately $43.2 million and $39.6 million, respectively, resulting primarily from cash earnings on investments. The Company monitors available cash and cash equivalents to maintain adequate balances for current payments while maximizing cash available for longer term investment activities. The Company's financing activities during the first six months of 1996 and 1995 reflect cash received primarily from sales by the Company of its annuity products of approximately $51.0 million and $85.4 million, respectively. The Company believes that the decrease in annuity sales in the first six months of 1996 compared to the same period of 1995 is due in part to the interest rate environment, particularly the relative relationship between short term and intermediate term interest rates, and to the announcement by UCFC that it had signed a Stock Purchase Agreement ("the Agreement") dated as of January 30, 1996, for the sale of all the outstanding stock of the Company. The Agreement was consummated on July 24, 1996 (see
"Sale of the Company"). As reflected in the net cash used by investing activities during the same periods, investment purchases were approximately $672.7 million and $724.4 million, respectively, reflecting the investment of these funds and the reinvestment of proceeds from maturities of investment. Cash used by financing activities during the first six months of 1996 and 1995 also reflects payments of $141.4 million and $113.3 million, respectively, primarily on annuity products resulting from policyholder surrenders and claims. The increase in annuity surrenders during the first six months of 1996 was expected, due in part to an increase in the amount of annuity policies first coming out of the surrender penalty period, to the general interest rate environment during this period, and to the Agreement discussed above. The interest margin on the Company's annuity liabilities during the six months ended June 30, 1996 was 2.60% compared to 2.39% during the same period of 1995. Investments at June 30, 1996, included approximately $291.0 million in home equity and commercial mortgage loans, and the amortized cost of the bond portfolio included $358.7 million in corporate, government and foreign bonds and private debt placements and $751.5 million in mortgage-backed securities.

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

     The Company is a Louisiana domiciled insurance company, and, as such, is subject to certain regulatory restrictions on the payment of dividends. The Company's capacity at June 30, 1996, to pay dividends was $9.2 million. No dividends were paid during the first six months of 1995 and 1996 in order to retain capital in the Company.

RATINGS

     In the second quarter of 1996, A.M. Best Company ("Best"), an independent rating organization, reaffirmed its "A-" (Excellent) rating of the Company. Best placed the Company's rating under review on February 2, 1996, after UCFC announced its pending sale of the Company. Best indicated that it will keep the Company's rating under review until the acquisition is finalized and Best has completed a review of the financing details. Best's ratings depend in part on its analysis of an insurance company's financial strength, operating performance and claims paying ability In addition, the Company's claims paying ability has been rated "A+" (Single-A-Plus) by Duff & Phelps Credit
Rating Company ("Duff & Phelps"). On October 24, 1995, Duff & Phelps placed its "A+" rating of the Company on its Rating Watch-Uncertain list because of the announcement of the Company's parent that strategic alternatives which it was considering included the possible sale of the Company (see "Pending Sale of the Company" below). Duff & Phelps reported that the claims paying ability rating would remain on Rating Watch-Uncertain until more information becomes known about the Company's ultimate position within the organization or another organization. In 1995, Standard & Poor's Ratings Group, a division of The McGraw-Hill Companies, Inc. revised the Company's rating to "Aq" in conjunction with its revision of its rating scale and with all companies. Ratings such as those held by the Company can affect the Company's ability to market its annuity products. Any lowering of the Company's ratings could materially and adversely affect the Company's ability to market its products, particularly the sale of annuities through financial institutions, and could increase the surrender of its annuity policies. Both of these consequences could, depending upon the extent thereof, have a materially adverse effect on the Company's liquidity and, under certain circumstances, net income. The Company believes that its ratings will enable it to continue to compete successfully.

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

     The two owned buildings comprised a portion of the sale price of the Company (see "Sale of the Company") and were distributed to UCFC immediately prior to the closing. The Company's lease with UCFC on the property it currently occupies extends through 1998.

SALE OF THE COMPANY

     On July 24, 1996, United Companies Financial Corporation ("UCFC") and Pacific Life and Accident Insurance Company ("PLAIC"), a wholly-owned subsidiary of PennCorp Financial Group, Inc. ("PennCorp") consummated the sale of UCFC's wholly-owned subsidiary, United Companies Life Insurance Company ("UCLIC"). Pursuant to an Amended and Restated Stock Purchase Agreement (the "Agreement") dated as of July 24, 1996, UCFC sold 100% of the outstanding capital stock of UCLIC (the "UCLIC Common Stock") to PLAIC for $167.6 million, comprised of $100.3 million in cash from PLAIC, a $10 million each dividend paid by, and certain real estate and other assets distributed by UCLIC to UCFC immediately prior to the closing of the acquisition of UCLIC. PLAIC ultimately obtained the right to acquire the UCLIC Common Stock from an affiliate of Knightsbridge Capital Fund I, L.P., a private investor partnership.

     In connection with the transaction, UCFC purchased a convertible note from PennCorp in the principal amount of $14,990,000, and immediately converted the note into 483,839 shares of PennCorp's $0.01 par value per share common stock. Immediately following the acquisition of UCLIC, PLAIC contributed $57.3 million in cash to UCLIC, which represented the market value of the real estate and other assets (but excluded the $10.0 million cash dividend) distributed by UCLIC to UCFC.

     PennCorp borrowed funds under its revolving credit agreement with The Bank of New York as Administrative Agent (I) to fund the cash portion of the purchase price for UCLIC, (ii) to make required capital contributions to UCLIC and (iii) to pay related acquisition expenses. PennCorp subsequently used the net proceeds from the sale of its $3.50 Series II Convertible Preferred Stock to repay a substantial portion of such borrowings.

     In connection with the sale of the Company, the Company entered into an agreement wit UCFC which will provide for the Company's purchase of up to $300 million in first mortgage residential loans. The agreement provides that UCFC will have the right for a limited time to repurchase certain loans which are eligible for securitization by UCFC. The agreement also has a sublimit of $150 million for loans that are not eligible for securitization by UCFC.

     Also, in connection with the sale, the servicing of substantially all of the commercial real estate mortgage loans and commercial pass-through certificates were transferred to the Company by UCFC.

                      REVIEW BY INDEPENDENT ACCOUNTANTS

     The Company's independent accountants, Deloitte & Touche LLP, have performed a review of the accompanying unaudited consolidated balance sheet as of June 30, 1996 and the related consolidated statements of income and cash flows for the six months ended June 30, 1996, and previously audited and expressed an unqualified opinion dated February 29, 1996 on the financial statements of the Company as of December 31, 1995, from which the consolidated balance sheet as of this date is derived.

INDEPENDENT ACCOUNTANTS' REPORT


United Companies Life Insurance Company:

We have reviewed the accompanying consolidated balance sheet of United Companies Life Insurance Company and subsidiary as of June 30, 1996, and the related consolidated statements of income and cash flows for the three-month and six month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of United Companies Life Insurance Company and subsidiary as of December 31, 1995, and the related consolidated statements of income, stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 29, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/s/ Deloitte & Touche LLP

Baton Rouge, Louisiana
August 12, 1996
                                   PART II

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

                              UNITED COMPANIES LIFE INSURANCE COMPANY


     08/13/96                            /s/ Robert B. Thomas, Jr.
Date:-----------                    By:---------------------------------
                                    Robert B. Thomas, Jr.
                                    Chairman of the Board and President


     08/13/96                            /s/ Donald M. Woodard
Date:-----------                    By:---------------------------------
                                    Donald M. Woodard
                                    Senior Vice President and Controller

            UNITED COMPANIES LIFE INSURANCE COMPANY AND SUBSIDIARY


                              Index to Exhibits




Exhibit No.                                   Page No.
- -----------                                   --------

         15  Letter of Deloitte & Touche LLP        20
         27  Financial Data Schedule                21

                                                                    EXHIBIT 15


United Companies Life Insurance Company:

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim consolidated financial information of United Companies Life Insurance Company and subsidiary for the period ended June 30, 1996, as indicated in our report dated August 12, 1996; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is being incorporated by reference in the following: Registration Statements No. 33-91362 and 33-95778 on Form N-4 pertaining to the registration of an indefinite number of securities and Registration Statements No. 33-91358 and 33-95968 on Form S-1 pertaining to the registration of individual and group fixed and variable deferred annuity contracts and certificates.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.



/s/ Deloitte & Touche LLP

Baton Rouge, Louisiana
August 12, 1996