Form 10-Q
period 1996-09-30
UNITED COMPANIES LIFE INSURANCE CO
filed 1996-11-15
CIK 101115

------------------------------------------------------------------------------


        UNITED  STATES  SECURITIES  AND  EXCHANGE  COMMISSION
                       Washington,  D.C.  20549

                       ------------------------

                            FORM  10-Q

(Mark  One)
[X]           QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
                    THE  SECURITIES  EXCHANGE  ACT  OF  1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                               OR

[ ]          TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
                     THE  SECURITIES  EXCHANGE  ACT  OF  1934

       For  the  period  from ________________ to _____________________

        Commission file number 33-91358, 33-95968, 33-91362, 33-95778


              UNITED  COMPANIES  LIFE  INSURANCE  COMPANY
     (Exact  name  of  registrant  as  specified  in  its  charter)

             Louisiana                            72-0475131
  (State  or  other  jurisdiction  of          (I.R.S.  Employer
    incorporation  or  organization)          Identification  No.)


     8545  United  Plaza  Boulevard
        Baton  Rouge,  Louisiana                                70809
   (Address  of  principal  executive  office)                (Zip  Code)
Registrant's  telephone  number,  including  area  code    (504)  952-6000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X      No
       ----        ----

     The number of shares of $2.00 par value common stock issued and outstanding as of November 8, 1996 was 4,200,528, excluding -0- treasury shares.

------------------------------------------------------------------------------

        UNITED  COMPANIES  LIFE  INSURANCE  COMPANY  AND  SUBSIDIARY

                        INDEX  TO  FORM  10-Q

             FOR  THE  QUARTER  ENDED  SEPTEMBER  30,  1996




PART I.   FINANCIAL INFORMATION:                                                     PAGE NO.
                                                                                     --------
  Item 1.   Financial Statements

    Consolidated Condensed Balance Sheets -

      September 30, 1996 and December 31, 1995                                              2

    Consolidated Condensed Statements of Operations -

      The periods from July 24, 1996 to September 30, 1996, July 1, 1996 to July            3
        23, 1996,  and January 1, 1996 to July 23, 1996; and the three months and nine months ended September 30, 1995

    Consolidated Condensed Statements of Cash Flows -

      The periods from July 24, 1996 to September 30, 1996, and January 1, 1996 to          4
        July 23,      1996; and the nine months ended September 30, 1995

    Notes to Unaudited Consolidated Condensed Financial Statements                        5-9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of     10-12
         Operations



PART II.    OTHER INFORMATION:


    Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .        13

    Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . .        13


SIGNATURES                                                                                 14


INDEX TO EXHIBITS                                                                          15


          UNITED  COMPANIES  LIFE  INSURANCE  COMPANY  AND  SUBSIDIARY

                  CONSOLIDATED  CONDENSED  BALANCE  SHEETS

                            (DOLLARS IN THOUSANDS)

                                                                                    (Unaudited)
                                                                                     Purchase       Historical
                                                                                     basis of        basis of
                                                                                    accounting       accounting
                                                                                  ---------------  -------------
                                                                                   September 30,   December 31,
                                                                                       1996            1995
                                                                                  ---------------  -------------
ASSETS:
Investments:
     Fixed maturity securities:
          Held for investment at amortized cost (fair value $51,867 and $59,330)  $        50,904  $      60,919
          Available for sale at fair value (cost $1,057,290 and $1,094,386)             1,063,076      1,140,160
     Mortgage loans on real estate                                                        225,584        336,269
     Real estate held for investment                                                           40         32,423
     Policy loans                                                                          20,843         20,291
     Investments in limited partnerships                                                    6,047         25,594
     Short-term investments                                                               105,558         22,804
     Other investments                                                                      1,735          3,263
                                                                                  ---------------  -------------
          Total investments                                                             1,473,787      1,641,723
                                                                                  ---------------  -------------
Cash                                                                                           --          3,028
Accrued investment income                                                                  14,851         16,529
Due from reinsurers                                                                        34,748         33,583
Present value of insurance in force. . . . . . . . . . . . . . . . . . . . . . .           66,863             --
Deferred policy acquisition costs                                                           2,194         90,703
Costs in excess of net assets acquired . . . . . . . . . . . . . . . . . . . . .           31,580             --
Deferred Federal income taxes. . . . . . . . . . . . . . . . . . . . . . . . . .           10,923             --
Other assets                                                                                6,491          3,831
Assets held in separate accounts                                                           13,547            211
                                                                                  ---------------  -------------
          Total assets                                                            $     1,654,984  $   1,789,608
                                                                                  ===============  =============

LIABILITIES AND STOCKHOLDER'S EQUITY:
Liabilities:
     Policy liabilities                                                           $     1,457,035  $   1,530,805
     Repurchase agreements                                                                     --         40,857
     Deferred Federal income taxes                                                             --         22,770
     Other liabilities                                                                     10,770          8,440
     Liabilities related to separate accounts                                              13,547            211
                                                                                  ---------------  -------------
          Total liabilities                                                             1,481,352      1,603,083
                                                                                  ---------------  -------------
Stockholder's equity:
     Common stock, $2 par value;
          Authorized - 4,200,528 shares;
          Issued - 4,200,528 shares                                                         8,401          8,401
     Additional paid-in capital                                                           158,913         28,980
     Retained earnings                                                                      2,569        119,667
     Net unrealized gains on securities                                                     3,749         29,477
                                                                                  ---------------  -------------
          Total stockholder's equity                                                      173,632        186,525
                                                                                  ---------------  -------------
          Total liabilities and stockholder's equity                              $     1,654,984  $   1,789,608
                                                                                  ===============  =============



       See accompanying notes to unaudited consolidated condensed financial statements.
            UNITED COMPANIES LIFE INSURANCE COMPANY AND SUBSIDIARY

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)



                                               Purchase basis
                                               of accounting         Historical          l basis      of accounting
                                                                                      -------------  ---------------

                                                                 Period from July 1    Period from
                                                Period from           through           January 1      Three month
                                              July 24 through         July 23,           through      period ending
                                               September 30,                            July 23,      September 30,
                                                    1996                1996              1996            1995




REVENUES:

     Premiums. . . . . . . . . . . . . . . .  $          1,034  $               428   $      3,732   $        1,897


     Interest sensitive policy product                     485                  125          1,421              509
       charges

     Net investment income . . . . . . . . .            21,681                7,041         67,458           31,440

     Realized investment gains (losses). . .               356               (1,008)        (1,581)          (1,558)

          Total revenues . . . . . . . . . .            23,556                6,586         71,030           32,288

EXPENSES:

     Interest on annuity policies. . . . . .            14,067                4,378         42,434           20,391

     Insurance benefits. . . . . . . . . . .             1,134                  415          5,967            2,383

     Amortization of present value of                    2,214                3,718          9,699
     insurance in force and deferred
    policy acquisition costs . . . . . . . .                                                                  3,096

     Amortization of costs in excess of net                265                   --             --               --
      assets acquired .

     Underwriting and other administrative .             1,781                1,070         10,749
       expenses. . . . . . . . . . . . . . .                                                                  3,747

        Total benefits and expenses. . . . .            19,461                9,581         68,849           29,617

Income (loss) before income taxes. . . . . .             4,095               (2,995)         2,181            2,671

Provision (benefit) for income
 taxes:

     Current . . . . . . . . . . . . . . . .               701                 (140)         1,139            1,112

     Deferred. . . . . . . . . . . . . . . .               825                 (916)          (370)            (173)

          Total income tax (benefit) . . . .             1,526               (1,056)           769              939

          Net income (loss). . . . . . . . .  $          2,569  $            (1,939)  $      1,412   $        1,732
                                              ================  ====================  =============  ===============



                                               Nine month period
                                                    ending
                                                 September 30,
                                                     1995
                                              -------------------



REVENUES:

     Premiums. . . . . . . . . . . . . . . .  $            6,217
                                              -------------------

     Interest sensitive policy product                     1,402
       charges

     Net investment income . . . . . . . . .              94,088

     Realized investment gains (losses). . .              (2,513)

          Total revenues . . . . . . . . . .              99,194

EXPENSES:

     Interest on annuity policies. . . . . .              60,872

     Insurance benefits. . . . . . . . . . .               7,759

     Amortization of present value of
     insurance in force and deferred
    policy acquisition costs . . . . . . . .               9,609

     Amortization of costs in excess of net                   --
      assets acquired .

     Underwriting and other administrative
       expenses. . . . . . . . . . . . . . .              10,550

        Total benefits and expenses. . . . .              88,790

Income (loss) before income taxes. . . . . .              10,404

Provision (benefit) for income
 taxes:

     Current . . . . . . . . . . . . . . . .               3,758

     Deferred. . . . . . . . . . . . . . . .                (315)

          Total income tax (benefit) . . . .               3,443

          Net income (loss). . . . . . . . .  $            6,961
                                              ===================





     See accompanying notes to unaudited consolidated condensed financial statements.




     UNITED  COMPANIES  LIFE  INSURANCE  COMPANY  AND  SUBSIDIARY

     CONSOLIDATED  CONDENSED  STATEMENTS  OF  CASH  FLOWS

                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                                                      Purchase           Historical
                                                                                      basis  of           basis of
                                                                                     accounting          accounting
                                                                                  -----------------  -------------------
                                                                                     Period from         Period from
                                                                                   July 24 through    January 1 through
                                                                                    September 30,         July 23,
                                                                                  -----------------  -------------------
                                                                                        1996                1996
                                                                                  -----------------  -------------------

 Net cash provided by operating activities                                        $         18,029   $           46,679
Cash flows from investing activities:
 Purchases of invested assets                                                              (11,365)                (158)
 Loan originations and acquisitions                                                         (4,187)            (749,952)
 Sales of invested assets                                                                   65,549              758,804
 Principal collected on loans and mortgage-backed securities . . . . . . . . . .            19,575               46,774
 Calls or maturities of invested assets. . . . . . . . . . . . . . . . . . . . .             2,000                9,652
 Other, primarily short-term investments, net. . . . . . . . . . . . . . . . . .           (55,209)             (37,491)
                                                                                  -----------------  -------------------
           Net cash provided (used) by investing activities. . . . . . . . . . .            16,363               27,629
                                                                                  -----------------  -------------------
Cash flows from financing activities:
     Receipts from interest sensitive policies credited to policyholder accounts            22,680               56,403
     Return of policyholder account balances on interest sensitive policies. . .           (48,117)            (160,622)
     Increase (decrease) in repurchase agreements. . . . . . . . . . . . . . . .           (52,839)              11,982
     Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            57,525                   --
                                                                                  -----------------  -------------------
          Net cash used by financing activities. . . . . . . . . . . . . . . . .           (20,751)             (92,237)
                                                                                  -----------------  -------------------
          Increase (decrease) in cash. . . . . . . . . . . . . . . . . . . . . .            13,641              (17,929)
Cash at beginning of period. . . . . . . . . . . . . . . . . . . . . . . . . . .           (14,901)               3,028
                                                                                  -----------------  -------------------
Cash (overdraft) at end of period. . . . . . . . . . . . . . . . . . . . . . . .  $         (1,260)  $          (14,901)
                                                                                  =================  ===================



                                                                                    Nine months
                                                                                       ended
                                                                                   September 30,
                                                                                  ---------------
                                                                                       1995
                                                                                  ---------------

 Net cash provided by operating activities                                        $       71,463
Cash flows from investing activities:
 Purchases of invested assets                                                           (126,528)
 Loan originations and acquisitions                                                     (958,137)
 Sales of invested assets                                                                939,344
 Principal collected on loans and mortgage-backed securities . . . . . . . . . .          72,192
 Calls or maturities of invested assets. . . . . . . . . . . . . . . . . . . . .          15,934
 Other, primarily short-term investments, net. . . . . . . . . . . . . . . . . .          34,786
                                                                                  ---------------
           Net cash provided (used) by investing activities. . . . . . . . . . .         (22,409)
                                                                                  ---------------
Cash flows from financing activities:
     Receipts from interest sensitive policies credited to policyholder accounts         110,932
     Return of policyholder account balances on interest sensitive policies. . .        (167,099)
     Increase (decrease) in repurchase agreements. . . . . . . . . . . . . . . .              --
     Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (333)
                                                                                  ---------------
          Net cash used by financing activities. . . . . . . . . . . . . . . . .         (56,500)
                                                                                  ---------------
          Increase (decrease) in cash. . . . . . . . . . . . . . . . . . . . . .          (7,446)
Cash at beginning of period. . . . . . . . . . . . . . . . . . . . . . . . . . .          13,169
                                                                                  ---------------
Cash (overdraft) at end of period. . . . . . . . . . . . . . . . . . . . . . . .  $        5,723
                                                                                  ===============




      See accompanying notes to unaudited consolidated condensed financial statements.
























          UNITED  COMPANIES  LIFE  INSURANCE  COMPANY  AND  SUBSIDIARY

          NOTES  TO  UNAUDITED  CONSOLIDATED  CONDENSED  FINANCIAL STATEMENTS

1.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     (A)      Business  and  Organization

     United Companies Life Insurance Company (the "Company" or "UCLIC") is a wholly-owned subsidiary of Pacific Life and Accident Insurance Company ("PLAIC"), a wholly-owned subsidiary of PennCorp Financial Group, Inc. ("PennCorp"). (See note 2 to Notes to Unaudited Consolidated Condensed Financial Statements.) PennCorp is an insurance holding company which offers, through its wholly-owned subsidiaries, a broad range of life insurance, annuity and accident and sickness products.

     (B)      Basis  of  Presentation

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") on a historical cost basis of accounting through the date of acquisition and on a purchase GAAP push-down basis of accounting ("purchase GAAP") from the date of acquisition to the end of the period. The comparability of the financial condition and the operating results for the post-acquisition period and the pre-acquisition periods are affected by the mark to market valuation of assets and liabilities under purchase accounting.

     The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Accounts that the Company deems to be acutely sensitive to changes in estimates include deferred policy acquisition costs, future policy benefits, policy and contract claims and present value of insurance in force. In addition, the Company must determine requirements for disclosure of contingent assets and liabilities as of the date of the financial statements based upon estimates. In all instances, actual results could differ from these estimates.

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, primarily all of which are normal recurring accruals, necessary to present fairly the financial position as of September 30, 1996, on a purchase GAAP basis, and the results of operations and cash flows on a purchase GAAP basis for the period July 24, 1996 to September 30, 1996, and on a historical basis for the periods July 1, 1996, to July 23, 1996, and January 1, 1996 to July 23, 1996, and for the three month and nine month periods ended September 30, 1995. Results of operations for interim periods are not necessarily indicative of results for the entire year.

2.            SALE  OF  THE  COMPANY

     On July 24, 1996, PLAIC consummated the acquisition of the Company from United Companies Financial Corporation ("UC Financial"). Pursuant to an Amended and Restated Stock Purchase Agreement (the "Agreement") dated as of July 24, 1996, PLAIC acquired 100% of the outstanding capital stock of UCLIC (the "UCLIC Common Stock") for $100.3 million in cash excluding expenses incurred as part of the acquisition (see note 3 to Notes to Unaudited Consolidated Condensed Financial Statements). Immediately following the acquisition of UCLIC, PLAIC contributed $57.3 million in cash to UCLIC, which represented the market value of certain real estate and other assets distributed to UC Financial immediately prior to the consummation of the acquisition.

              The Company's acquisition has been accounted for using purchase
GAAP. The total purchase price of the acquisition was allocated to the tangible and intangible assets and liabilities acquired based upon their respective fair values as of the date of acquisition. Based upon such respective fair values, the value of the net assets acquired was $78.2 million, resulting in costs in excess of net assets acquired of $31.8 million.

     The following pro forma statement of operations for the three months and nine months ended September 30, 1995 and 1996, adjust the historical financial information of the Company to give effect to the sale of the Company described above as if the sale occurred on January 1, 1995. These pro forma statements have been prepared for comparative purposes only and do not purport to be indicators of what would have occurred had the acquisitions been made as of January 1, 1995, or results which may occur in the future.
                       O FORMA STATEMENT OF OPERATIONS
          PRO FORMA CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)




                               [GRAPHIC  OMITED]





          PRO FORMA CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)


                               [GRAPHIC  OMITED]





Notes  to  Pro  Forma  Consolidated  Condensed  Statements  of  Operations

(1) Investments - In connection with and immediately prior to closing the sale of the Company all of the Company's real estate investments and the Company's investment in a limited partnership, as well as $10 million cash, was distributed to UC Financial. Immediately after the sale PLAIC contributed $57.3 million in cash. For purposes of these pro forma financial statements, the Company assumes that the cash contribution was invested in corporate AAA rated bonds and thus, yield on the distributed assets is replaced with yield on such bonds.

As of January 1, 1995, the average fair market value of the Company's investment portfolio was less than its average historical cost. Based upon purchase GAAP adjustments, the Company's investment yield would increase approximately 69 basis points resulting in an increase in investment income of approximately $8.5 million and $2.8 million for the nine months and the three months ended September 30, 1996, respectively, and $8 million and $2.7 million for the nine months and the three months ended September 30, 1995, respectively.

(2) Realized investment gains (losses) - In conjunction with the acquisition of the Company, all of the Company's real estate was distributed to UC
Financial,  the  Company's  former  parent.    Realized  investment  losses
attributable to real estate of $.4 million and $.2 million for the nine months and three months ended September 30, 1996, respectively and $1.4 million and $.6 million for the nine months and three months ended September 30, 1995, respectively, were included in the Company's historical statements of operations and have been eliminated for purposes of these pro forma financial statements.

(3) Present value of insurance in force - As part of the purchase accounting adjustments of the Company's acquisition, the Company established an asset for the present value of the insurance in force as of the date of the acquisition based upon the present value of future premiums or the emergence of gross profits utilizing appropriate purchase accounting actuarial assumptions.

As part of the pro forma purchase accounting adjustments for the Company's acquisition, the Company established a present value of insurance in force asset of $74.1 million. This asset is determined based upon the present value of future gross profits for the business acquired using appropriate actuarial assumptions established by the Company (as of January 1, 1995) and discounting such profits at a risk rate of return of 18.0 percent. On a pro forma basis, the first five years' expected amortization of the present value of insurance in force related to the Company's acquisition, as if such assets had been established on January 1, 1995, would be as follows:


                             Gross          Interest        Expected
                          Amortization      Accreted       Amortization

                   1995      $24,841         $4,262          $20,579

                   1996       18,869          3,170           15,699

                   1997       13,595          2,300           11,295

                   1998        9,721          1,638            8,083

                   1999        7,033          1,142            5,891


(4) Deferred policy acquisition costs - As described in Note 2, the Company established a present value of insurance in force asset as of the acquisition date which approximated the discounted value of anticipated profits of the business in force as of such date. As a result of establishing such an asset, the historical amount for deferred policy acquisition costs was eliminated. Subsequent to the date of acquisition, deferred policy acquisition costs are established and amortized for new business issuance costs.

On a pro forma basis, the amortization of deferred policy acquisition costs for the Company for nine months and three months ended September 30, 1996, amounted to $1.8 million and $.4 million, respectively, and $.8 million and $.2 million for the nine months and three months ended September 30, 1995, respectively.

(5) Costs in excess of net assets acquired - The Company established an asset for costs in excess of net assets acquired to the extent that the purchase price exceeded the net assets acquired. The aggregate purchase price for the Company was approximately $110.1 million (including estimated expenses incurred of $9.7 million and earnings through the date of consummation of the Company's acquisition of $3.6 million (see note 3 to Notes to Unaudited Consolidated Condensed Financial Statements)). The estimated fair value of the net assets acquired amounted to $78.2 million resulting in costs in excess of net assets acquired of $31.8 million. On a pro forma basis the amortization of costs in excess of net assets acquired would be $1.2 million for each of the nine months ended September 30, 1996 and September 30, 1995, and approximately $398,000 for each of the three months ended September 30, 1996 and 1995

(6) Underwriting and other administrative expenses - On a pro forma basis, the costs associated with the Company's service agreement with its former parent, UC Financial, have been eliminated because that agreement was canceled as of the closing date. With its current cost structure, PLAIC, the Company's new parent, will be able to perform any such similar services required by the Company without an incremental increase in overhead expenses. Fees charged to the Company under the service agreement amounted to approximately $2.9 million and approximately $950,000, respectively, for each of the nine months and three months ended September 30, 1996 and 1995.

(7) Income taxes - Amounts shown represent the tax effects of the foregoing adjustments calculate based upon the Company's effective tax rates for the periods presented.

3.    COMMITMENTS  AND  CONTINGENCIES

     In connection with the sale of the Company, the Company entered into an agreement with UC Financial which will provide for the Company's purchase of up to $300 million, at any one time outstanding, of first mortgage residential loans originated by UC Financial. The agreement provides that UC Financial will have the right for a limited time to repurchase certain loans which are eligible for securitization by UC Financial. The agreement also has a sublimit of $150 million for loans that are not eligible for securitization by UC Financial.

     In conjunction with the sale of the Company, and in accordance with past practices, historical basis deferred acquisition cost assumptions were adjusted to reflect actual experience through July 24, 1996, the acquisition date. This adjustment resulted in a $2.9 million increase in amortization of deferred acquisition costs associated with certain annuity plans, primarily as a result of revised surrender estimates. As a result of the purchase price adjustment provision contained in the Agreement, and the adjustment noted immediately above, the final aggregate purchase price paid for the Company is yet to be determined, although UCLIC does not expect the final aggregate purchase price to vary materially from estimates utilized in the preparation of these financial statements.




























          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
                          AND RESULTS OF OPERATIONS

     This  "Management's  Discussion  and  Analysis of Financial Condition and
Results of Operations" should be read in conjunction with the comparable discussion filed with the Company's annual filing with the Securities and Exchange Commission on form 10-K for the fiscal year ended December 31, 1995.

     The following discussion should be read in conjunction with the unaudited consolidated condensed financial statements and related notes of this Quarterly Report on Form 10-Q.

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

     General. On July 24, 1996, PLAIC, a wholly-owned subsidiary of PennCorp, acquired all of the outstanding stock of the Company (see note 2 to Notes to
Unaudited  Consolidated  Condensed  Financial  Statements).    The  sale  was
accounted for using the purchase method of accounting. Therefore, the comparability of certain financial statement items for the period prior to the date of acquisition to the amounts related to the period subsequent to acquisition are affected.

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

ASSET  QUALITY

     The quality of the Company's commercial loan and bond portfolios significantly affects the profitability of the Company. The values of and markets for these assets are dependent on a number of factors, including general economic conditions, interest rates and governmental regulations. Adverse changes in such factors, which become more pronounced in periods of economic decline, may affect the quality of these assets and the Company's resulting ability to sell these assets for acceptable prices. General economic deterioration can result in increased delinquencies on existing loans, reductions in collateral values and declines in the value of investments resulting from a reduced capacity of issuers to repay the bonds. At September 30, 1996, the weighted average rating of the publicly traded bond portfolio, according to nationally recognized statistical rating agencies, was "AA."

     Substantially all of the loans owned by the Company were originated by United Companies Lending Corporation ("UC Lending"), a subsidiary of UC Financial, with the home equity loans being originated primarily through its branch (i.e., retail) network or wholesale loan programs. The Company's loan portfolio at September 30, 1996, was comprised primarily of $61.1 million on home equity mortgage loans and $164 million in commercial mortgage loans compared to $167.4 million of home equity mortgage loans and $168.9 million of commercial mortgage loans as of December 31, 1995. The reduction in the balance of outstanding mortgage loans resulted from the decrease in purchases of new loans under the current agreement with UC Lending. The Company's expenses with regard to default rates has been consistent. Delinquencies, mortgage loans which are past due 30 days or more, as a percentage of the total contractual balance of mortgage loans was less than 1.5% for all periods presented.

     Management has continued to emphasize reducing the level of non-earning assets owned by focusing on expediting the foreclosure process on its commercial loans. The balance of foreclosed loans totaled $13.9 million at July 23, 1996. In conjunction with the sale of the Company (see note 2 to Notes to Unaudited Consolidated Condensed Financial Statements), these foreclosed loans were distributed to UC Financial immediately prior to closing.

     Prior to the closing of the sale of the Company, the Company had investments in two limited partnerships which were formed for the purpose of participating in privately placed mezzanine investments. These investments generally include higher risk subordinated debt combined with equity securities. Included in the assets distributed to UC Financial immediately prior to the closing of the sale of the Company (See note 2 to Notes to Unaudited Consolidated Condensed Financial Statements) was one of the limited partnership investments with a value of $17.8 million at July 23, 1996.

     The Company had an increase in short-term investments of approximately $82.8 million at September 30, 1996, compared to December 31, 1995, resulting primarily from the proceeds of the capital contribution immediately subsequent to closing of the sale of the Company, as well as from the reduction in the purchases of home equity mortgage loans from UC Financial. The reinvestment of these amounts are pending the strategic and operational evaluation by the Company concerning investment opportunities.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company's principal cash requirements consist of funding the payment of policyholder claims and surrenders. Liquidity requirements for the Company's operations are generally met by funds provided from the sale of annuities and cash flow from its investments in fixed income securities and mortgage loans.

     Net cash flows from annuity operations are used to build the Company's investment portfolio, which in turn produces future cash flows from investment income and provides a secondary source of liquidity. Net cash provided by operating activities, which excludes annuity sales and surrenders, was approximately $64.7 million and $71.5 million for the nine months ended September 30, 1996 and 1995, respectively, resulting primarily from cash earnings on investments. The Company monitors available cash and cash equivalents to maintain adequate balances for current payments while maximizing cash available for longer term investment activities. The Company's financing activities during the nine months ended September 30, 1996 and 1995, reflect cash received primarily from sales by the Company of its annuity products of approximately $79.1 million and $110.9 million, respectively. The Company believes that the decrease in annuity sales in the period is due in part to the interest rate environment, particularly the relative relationship between short term and intermediate term interest rates, and to the announcement related to the sale of the Company ("the announcement").

     Net cash used by financing activities during the nine months ended September 30, 1996, also reflects payments of $208.7 million, primarily on annuity products resulting from policyholder surrenders and claims compared to $167.1 million for the nine months ended September 30, 1995. The increase in annuity surrenders was expected, due in part to an increase in the amount of annuity policies first coming out of the surrender penalty period, to the general interest rate environment during this period, and to the announcement.
 The annualized interest margin on the Company's annuity liabilities was approximately 2.44% and 2.41% for the nine months ended September 30, 1996 and 1995, respectively.

RESULTS  OF  OPERATIONS

     Net income was $4.0 million and $7.0 million for the nine months ended September 30, 1996 and 1995, respectively. Net income for the nine months ended September 30, 1996, was affected by an adjustment of approximately $2.9 million to historical basis deferred acquisition cost amortization primarily resulting from surrender activity (see note 3 to Notes to Unaudited Consolidated Condensed Financial Statements).

REVENUES

     Net investment income totaled $89.2 million and $94.1 million for the nine months ended September 30, 1996 and 1995, respectively. The Company's investment in limited partnerships contributed approximately $1.8 million during the nine month period ended September 30, 1996, compared to $5.2 million for the nine month period ended September 30, 1995. The decrease from 1995 was primarily the result of unusually large capital gains in the partnerships in 1995, as well as the distribution of one of the partnerships immediately prior to the closing of the sale of the Company (see note 2 to Notes to Unaudited Consolidated Condensed Financial Statements).

     Net insurance premiums were $4.7 million and $6.2 million for the nine month period ended September 30, 1996 and 1995, respectively. Net insurance premiums reflect revenues associated primarily with pre-need life insurance and credit insurance. Management has chosen to focus on deferred annuities, its primary product line, and its new variable annuity product introduced in the third quarter of 1995, and thus new sales of pre-need life insurance and credit insurance have been discontinued. The premium income reflects the run-off of the pre-need life and credit insurance business.

EXPENSES

     Insurance benefits, primarily credit life, for the nine months ended September 30, 1996, were approximately $6.4 million, compared to $7.8 million for the nine months ended September 30, 1995. This reflects the continued runoff of the Company's pre-need life and credit insurance business.

     The Company established a present value of insurance in force at July 24, 1996, the date of acquisition, of $69.1 million, which is being amortized over the estimated average life of the underlying business. Amortization of the value of insurance in force for the post-acquisition period July 24, 1996, to September 30, 1996, was $2.2 million.

     As of result of establishing the present value of insurance in force, the historical amount for deferred policy acquisition costs was eliminated. Subsequent to the date of acquisition, deferred policy acquisition costs were established and amortized for new business issuance costs.

     The Company also established the costs in excess of net assets acquired at July 24, 1996, of $31.8 million, which is being amortized on a straight-line basis. The amortization during the period from July 24, 1996, to September 30, 1996, was $.3 million.

     Underwriting and other administrative expenses which includes general insurance, taxes, licenses and fees were approximately $12.5 million and $10.5 million for the nine month periods ended September 30, 1996 and 1995, respectively. The increase during 1996 reflects the impact of increased guaranty fund assessments as compared to the same period in 1995.


RATINGS

     In the second quarter of 1996, A.M. Best Company ("Best"), an independent rating organization, reaffirmed its "A-" (Excellent) rating of the Company. Best placed the Company's rating under review on February 2, 1996, after UC Financial announced the pending sale of the Company. Best indicated that it will keep the Company's rating under review until the acquisition is finalized and Best has completed a review of the financing details. Best's ratings depend in part on its analysis of an insurance company's financial strength, operating performance and claims paying ability In addition, the Company's claims paying ability has been rated "A+" (Single-A-Plus) by Duff & Phelps
Credit Rating Company ("Duff & Phelps"). On October 24, 1995, Duff & Phelps placed its "A+" rating of the Company on its Rating Watch-Uncertain list because of the announcement of the Company's former parent that strategic alternatives which it was considering included the possible sale of the Company. Duff & Phelps reported that the claims paying ability rating would remain on Rating Watch-Uncertain until more information becomes known about the Company's ultimate position within its then current organization or another organization. In 1995, Standard & Poor's Ratings Group, a division of The McGraw-Hill Companies, Inc. revised the Company's rating to "Aq" in conjunction with its revision of its rating scale and with all companies. To date no changes have been made to the Company's ratings from those described.
 Ratings such as those held by the Company can affect the Company's ability to market its annuity products. Any lowering of the Company's ratings could materially and adversely affect the Company's ability to market its products, particularly the sale of annuities through financial institutions, and could increase the surrender of its annuity policies. Both of these consequences could, depending upon the extent thereof, have a materially adverse effect on the Company's liquidity and, under certain circumstances, net income. The Company believes that its ratings will enable it to continue to compete successfully.















                       PART  II.      OTHER  INFORMATION


ITEM  1.          LEGAL  PROCEEDINGS

     The Company is a party to various pending or threatened legal actions arising in the ordinary course of business. Although the outcome of such actions is not presently determinable, management does not believe that such matters, individually or in the aggregate, would have a material adverse affect on the Company's financial position or results of operations if resolved against the Company.



ITEM  6.          CURRENT  REPORTS  ON  FORM  8-K

(a)          Exhibits

     Exhibit
     Number                                                  Page No.
     --------                                                --------
         27                    Financial  Data  Schedule          24


(b)          Current  Reports  on  Form  8-K:

On August 14, 1996, the Company filed a current report on Form 8-K, stating that on July 24, 1996, UC Financial and Pacific Life and Accident Insurance Company, a wholly-owned subsidiary of PennCorp Financial Group, Inc.
consummated the sale of UC Financial's wholly-owned subsidiary, United Companies Life Insurance Company.


SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     UNITED  COMPANIES  LIFE  INSURANCE  COMPANY



Date:  November   ,  1996      By:   /s/  Robert  B.  Thomas,  Jr.
     --------------------        ------------------------------------------
                                    Robert  B.  Thomas,  Jr.
                                    Chairman  of  the  Board  and  President



Date:  November  ,  1996       By:     /s/  Donald  M.  Woodard
     --------------------        ------------------------------------------
                                    Donald  M.  Woodard
                                    Senior  Vice  President  and  Controller



     UNITED  COMPANIES  LIFE  INSURANCE  COMPANY  AND  SUBSIDIARY


     Index  to  Exhibits





Exhibit No.                           Page No.
-----------                           --------


         27  Financial Data Schedule        24