Form 10-Q/A
period 1996-09-30
UNITED COMPANIES LIFE INSURANCE CO
filed 1996-11-15
CIK 101115

------------------------------------------------------------------------------


           UNITED  STATES  SECURITIES  AND  EXCHANGE  COMMISSION
                         Washington,  D.C.  20549

                         ------------------------

                                FORM  10-Q/A

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




PART I.   FINANCIAL INFORMATION:                                                     PAGE NO.
                                                                                     --------
  Item 1.   Financial Statements

    Consolidated Condensed Balance Sheets -

      September 30, 1996 and December 31, 1995 . .  . . . . . . . . . . . . . . . .         2

    Consolidated Condensed Statements of Operations -

      The periods from July 24, 1996 to September 30, 1996, July 1, 1996 to July. .         3
        23, 1996,  and January 1, 1996 to July 23, 1996; and the three months and nine months ended September 30, 1995

    Consolidated Condensed Statements of Cash Flows -

      The periods from July 24, 1996 to September 30, 1996, and January 1, 1996 to.         4
        July 23, 1996; and the nine months ended September 30, 1995

    Notes to Unaudited Consolidated Condensed Financial Statements. . . . . . . . .       5-9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of     10-12
         Operations



PART II.    OTHER INFORMATION:


    Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .        13

    Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . .        13


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14


INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15


                    UNITED  COMPANIES  LIFE  INSURANCE  COMPANY  AND  SUBSIDIARY

                            CONSOLIDATED  CONDENSED  BALANCE  SHEETS

                                      (DOLLARS IN THOUSANDS)

                                                                                    (Unaudited)
                                                                                  ---------------
                                                                                     Purchase       Historical
                                                                                     basis of        basis of
                                                                                    accounting       accounting
                                                                                  ---------------  -------------
                                                                                   September 30,   December 31,
                                                                                       1996            1995
                                                                                  ---------------  -------------
ASSETS:
Investments:
     Fixed maturity securities:
          Held for investment at amortized cost (fair value $51,867 and $59,330)  $        50,904  $      60,919
          Available for sale at fair value (cost $1,057,290 and $1,094,386) . .         1,063,076      1,140,160
     Mortgage loans on real estate . . . . . . . . . . . . . . . . . . . . . . .          225,584        336,269
     Real estate held for investment . . . . . . . . . . . . . . . . . . . . . .               40         32,423
     Policy loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           20,843         20,291
     Investments in limited partnerships . . . . . . . . . . . . . . . . . . . .            6,047         25,594
     Short-term investments. . . . . . . . . . . . . . . . . . . . . . . . . . .          105,558         22,804
     Other investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,735          3,263
                                                                                  ---------------  -------------
          Total investments  . . . . . . . . . . . . . . . . . . . . . . . . . .        1,473,787      1,641,723
                                                                                  ---------------  -------------
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --          3,028
Accrued investment income. . . . . . . . . . . . . . . . . . . . . . . . . . . .           14,851         16,529
Due from reinsurers. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           34,748         33,583
Present value of insurance in force. . . . . . . . . . . . . . . . . . . . . . .           66,863             --
Deferred policy acquisition costs. . . . . . . . . . . . . . . . . . . . . . . .            2,194         90,703
Costs in excess of net assets acquired . . . . . . . . . . . . . . . . . . . . .           31,580             --
Deferred Federal income taxes. . . . . . . . . . . . . . . . . . . . . . . . . .           10,923             --
Other assets                 . . . . . . . . . . . . . . . . . . . . . . . . . .            6,491          3,831
Assets held in separate accounts . . . . . . . . . . . . . . . . . . . . . . . .           13,547            211
                                                                                  ---------------  -------------
          Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     1,654,984  $   1,789,608
                                                                                  ===============  =============

LIABILITIES AND STOCKHOLDER'S EQUITY:
Liabilities:
     Policy liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     1,457,035  $   1,530,805
     Repurchase agreements . . . . . . . . . . . . . . . . . . . . . . . . . . .               --         40,857
     Deferred Federal income taxes . . . . . . . . . . . . . . . . . . . . . . .               --         22,770
     Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           10,770          8,440
     Liabilities related to separate accounts. . . . . . . . . . . . . . . . . .           13,547            211
                                                                                  ---------------  -------------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .        1,481,352      1,603,083
                                                                                  ---------------  -------------
Stockholder's equity:
     Common stock, $2 par value;
          Authorized - 4,200,528 shares;
          Issued - 4,200,528 shares. . . . . . . . . . . . . . . . . . . . . . .            8,401          8,401
     Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . .          158,913         28,980
     Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,569        119,667
     Net unrealized gains on securities. . . . . . . . . . . . . . . . . . . . .            3,749         29,477
                                                                                  ---------------  -------------
          Total stockholder's equity . . . . . . . . . . . . . . . . . . . . . .          173,632        186,525
                                                                                  ---------------  -------------
          Total liabilities and stockholder's equity . . . . . . . . . . . . . .  $     1,654,984  $   1,789,608
                                                                                  ===============  =============

       See accompanying notes to unaudited consolidated condensed financial statements.

                          UNITED COMPANIES LIFE INSURANCE COMPANY AND SUBSIDIARY

                             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                          (DOLLARS IN THOUSANDS)
                                               (UNAUDITED)



                                               Purchase basis
                                               of accounting                 Historical basis of accounting
                                              ----------------  ----------------------------------------------------

                                                                 Period from July 1    Period from
                                                Period from           through           January 1      Three month
                                              July 24 through         July 23,           through      period ending
                                               September 30,                            July 23,      September 30,
                                                    1996                1996              1996            1995
                                              ----------------  --------------------  -------------  ---------------
REVENUES:
     Premiums. . . . . . . . . . . . . . . .  $          1,034  $               428   $      3,732   $        1,897


     Interest sensitive policy product
       charges . . . . . . . . . . . . . . .               485                  125          1,421              509

     Net investment income . . . . . . . . .            21,681                7,041         67,458           31,440

     Realized investment gains (losses). . .               356               (1,008)        (1,581)          (1,558)
                                              ----------------  --------------------  -------------  ---------------

          Total revenues . . . . . . . . . .            23,556                6,586         71,030           32,288
                                              ----------------  --------------------  -------------  ---------------

EXPENSES:

     Interest on annuity policies. . . . . .            14,067                4,378         42,434           20,391

     Insurance benefits. . . . . . . . . . .             1,134                  415          5,967            2,383

     Amortization of present value of
       insurance in force and deferred
       policy acquisition costs . . . . .. .             2,214                3,718          9,699            3,096

     Amortization of costs in excess of net
      assets acquired. . . . . . . . . . . .               265                   --             --               --

     Underwriting and other administrative
       expenses. . . . . . . . . . . . . . .             1,781                1,070         10,749            3,747
                                              ----------------  --------------------  -------------  ---------------

        Total benefits and expenses. . . . .            19,461                9,581         68,849           29,617
                                              ----------------  --------------------  -------------  ---------------

Income (loss) before income taxes. . . . . .             4,095               (2,995)         2,181            2,671
                                              ----------------  --------------------  -------------  ---------------

Provision (benefit) for income
 taxes:

     Current . . . . . . . . . . . . . . . .               701                 (140)         1,139            1,112

     Deferred. . . . . . . . . . . . . . . .               825                 (916)          (370)            (173)
                                              ----------------  --------------------  -------------  ---------------

          Total income tax (benefit) . . . .             1,526               (1,056)           769              939
                                              ----------------  --------------------  -------------  ---------------

          Net income (loss). . . . . . . . .  $          2,569  $            (1,939)  $      1,412   $        1,732
                                              ================  ====================  =============  ===============


                                         Historical basis of accounting
                                         ------------------------------
                                               Nine month period
                                                    ending
                                                 September 30,
                                                     1995
                                              -------------------
REVENUES:

     Premiums. . . . . . . . . . . . . . . .  $            6,217
                                              -------------------

     Interest sensitive policy product
       charges . . . . . . . . . . . . . . .               1,402

     Net investment income . . . . . . . . .              94,088

     Realized investment gains (losses). . .              (2,513)
                                              -------------------

          Total revenues . . . . . . . . . .              99,194
                                              -------------------

EXPENSES:

     Interest on annuity policies. . . . . .              60,872

     Insurance benefits. . . . . . . . . . .               7,759

     Amortization of present value of
     insurance in force and deferred
    policy acquisition costs . . . . . . . .               9,609

     Amortization of costs in excess of net
      assets acquired. . . . . . . . . . . .                  --

     Underwriting and other administrative
       expenses. . . . . . . . . . . . . . .              10,550
                                              -------------------

        Total benefits and expenses. . . . .              88,790
                                              -------------------

Income (loss) before income taxes. . . . . .              10,404
                                              -------------------

Provision (benefit) for income
 taxes:

     Current . . . . . . . . . . . . . . . .               3,758

     Deferred. . . . . . . . . . . . . . . .                (315)
                                              -------------------

          Total income tax (benefit) . . . .               3,443
                                              -------------------

          Net income (loss). . . . . . . . .  $            6,961
                                              ===================

     See accompanying notes to unaudited consolidated condensed financial statements.



                         UNITED  COMPANIES  LIFE  INSURANCE  COMPANY  AND  SUBSIDIARY

                         CONSOLIDATED  CONDENSED  STATEMENTS  OF  CASH  FLOWS

                                      (DOLLARS IN THOUSANDS)
                                            (UNAUDITED)



                                                                                      Purchase           Historical
                                                                                      basis  of           basis of
                                                                                     accounting          accounting
                                                                                  -----------------  -------------------
                                                                                     Period from         Period from
                                                                                   July 24 through    January 1 through
                                                                                    September 30,         July 23,
                                                                                  -----------------  -------------------
                                                                                        1996                1996
                                                                                  -----------------  -------------------

 Net cash provided by operating activities . . . . . . . . . . . . . . . . . . .  $         18,029   $           46,679
Cash flows from investing activities:
 Purchases of invested assets. . . . . . . . . . . . . . . . . . . . . . . . . .           (11,365)                (158)
 Loan originations and acquisitions. . . . . . . . . . . . . . . . . . . . . . .            (4,187)            (749,952)
 Sales of invested assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .            65,549              758,804
 Principal collected on loans and mortgage-backed securities . . . . . . . . . .            19,575               46,774
 Calls or maturities of invested assets. . . . . . . . . . . . . . . . . . . . .             2,000                9,652
 Other, primarily short-term investments, net. . . . . . . . . . . . . . . . . .           (55,209)             (37,491)
                                                                                  -----------------  -------------------
           Net cash provided (used) by investing activities. . . . . . . . . . .            16,363               27,629
                                                                                  -----------------  -------------------
Cash flows from financing activities:
     Receipts from interest sensitive policies credited to policyholder accounts            22,680               56,403
     Return of policyholder account balances on interest sensitive policies. . .           (48,117)            (160,622)
     Increase (decrease) in repurchase agreements. . . . . . . . . . . . . . . .           (52,839)              11,982
     Other, primarily capital contribution from Parent, net. . . . . . . . . . .            57,525                   --
                                                                                  -----------------  -------------------
          Net cash used by financing activities. . . . . . . . . . . . . . . . .           (20,751)             (92,237)
                                                                                  -----------------  -------------------
          Increase (decrease) in cash. . . . . . . . . . . . . . . . . . . . . .            13,641              (17,929)
Cash at beginning of period. . . . . . . . . . . . . . . . . . . . . . . . . . .           (14,901)               3,028
                                                                                  -----------------  -------------------
Cash (overdraft) at end of period. . . . . . . . . . . . . . . . . . . . . . . .  $         (1,260)  $          (14,901)
                                                                                  =================  ===================


                                                                                    Historical
                                                                                     basis of
                                                                                    accounting
                                                                                  ---------------
                                                                                    Nine months
                                                                                       ended
                                                                                   September 30,
                                                                                  ---------------
                                                                                       1995
                                                                                  ---------------

 Net cash provided by operating activities . . . . . . . . . . . . . . . . . . .  $       71,463
Cash flows from investing activities:
 Purchases of invested assets. . . . . . . . . . . . . . . . . . . . . . . . . .        (126,528)
 Loan originations and acquisitions. . . . . . . . . . . . . . . . . . . . . . .        (958,137)
 Sales of invested assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .         939,344
 Principal collected on loans and mortgage-backed securities . . . . . . . . . .          72,192
 Calls or maturities of invested assets. . . . . . . . . . . . . . . . . . . . .          15,934
 Other, primarily short-term investments, net. . . . . . . . . . . . . . . . . .          34,786
                                                                                  ---------------
           Net cash provided (used) by investing activities. . . . . . . . . . .         (22,409)
                                                                                  ---------------
Cash flows from financing activities:
     Receipts from interest sensitive policies credited to policyholder accounts         110,932
     Return of policyholder account balances on interest sensitive policies. . .        (167,099)
     Increase (decrease) in repurchase agreements. . . . . . . . . . . . . . . .              --
     Other, primarily capital contribution from Parent, net. . . . . . . . . . .            (333)
                                                                                  ---------------
          Net cash used by financing activities. . . . . . . . . . . . . . . . .         (56,500)
                                                                                  ---------------
          Increase (decrease) in cash. . . . . . . . . . . . . . . . . . . . . .          (7,446)
Cash at beginning of period. . . . . . . . . . . . . . . . . . . . . . . . . . .          13,169
                                                                                  ---------------
Cash (overdraft) at end of period. . . . . . . . . . . . . . . . . . . . . . . .  $        5,723
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


                            PRO FORMA CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                              (DOLLARS IN THOUSANDS)
                                                   (UNAUDITED)


                                                           RESULTS  FOR  1996                    RESULTS  FOR  1995
                                                   -----------------------------------  ---------------------------------------
                                                           Acquisition                            Acquisition
                                                 Historical  by PLAC         Pro Forma  Historical  by PLAC           Pro Forma
                                                   --------  --------          ---------  --------  --------          ---------
REVENUES:
  Premiums                                         $ 4,766                     $  4,766   $ 6,217                     $  6,217
  Interest sensitive policy product charges          1,906                        1,906     1,402                        1,402
  Net investment income                             89,328     8,478      (1)    97,806    94,088     7,982      (1)   102,070
  Realized investment gains (losses)                (1,225)      420      (2)      (805)   (2,513)    1,384      (2)    (1,129)
                                                   --------                    ---------  --------                    ---------
    Total revenues                                  94,775                      103,673    99,194                      108,560
                                                   --------                    ---------  --------                    ---------

EXPENSES:
  Interest on annuity policies                      56,501                       56,501    60,872                       60,872
  Insurance benefits                                 7,101                        7,101     7,759                        7,759
  Amortization
    Present value of insurance inforce and
    deferred policy acquisition costs               11,709     1,840   (3)(4)    13,549     9,609     6,652   (3)(4)    16,261
    Costs in excess of net assets acquired               -     1,194      (5)     1,194         -     1,194      (5)     1,194
  Underwriting and other administrative expenses    13,443    (2,850)     (6)    10,593    10,550    (2,850)     (6)     7,700
                                                   --------                    ---------  --------                    ---------
    Total benefits and expenses                     88,754                       88,938    88,790                       93,786
                                                   --------                    ---------  --------                    ---------

Income before income taxes                           6,021                        6,021    10,404                       10,404
  Income tax expense                                 2,107     3,468      (7)     5,575     3,443     2,145      (7)     5,588
                                                   --------                    ---------  --------                    ---------
    Net income                                     $ 3,914                     $    446   $ 6,961                     $  4,816
                                                   ========                    =========  ========                    =========

See accompanying notes to pro forma unaudited consolidated condensed financial statements.


                            PRO FORMA CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                              (DOLLARS IN THOUSANDS)
                                                   (UNAUDITED)

                                                         RESULTS  FOR  1996                    RESULTS  FOR  1995
                                                   -----------------------------------  ------------------------------------

                                                             Acquisition                       Acquisition
                                                  Historical  by PLAC        Pro Forma  Historical  by PLAC        Pro Forma
                                                   --------  --------          --------  --------  -------          --------
Revenues:
  Premiums                                         $ 1,462                     $ 1,462   $ 1,897                    $ 1,897
  Interest sensitive policy product charges            610                         610       509                        509
  Net investment income                             28,533     2,826      (1)   31,359    31,440    2,660      (1)   34,100
  Realized investment gains (losses)                  (652)      175      (2)     (477)   (1,558)     575      (2)     (983)
                                                   --------                    --------  --------                   --------
    Total revenues                                  29,953                      32,954    32,288                     35,523
                                                   --------                    --------  --------                   --------

Expenses:
  Interest on annuity policies                      18,445                      18,445    20,391                     20,391
  Insurance benefits                                 1,549                       1,549     2,383                      2,383
  Amortization
    Present value of insurance inforce and
    deferred policy acquisition costs                5,728    (1,440)  (3)(4)    4,288     3,096    2,218   (3)(4)    5,314
    Costs in excess of net assets acquired               -       398      (5)      398         -      398      (5)      398
  Underwriting and other administrative expenses     3,764      (950)     (6)    2,814     3,747     (950)     (6)    2,797
                                                   --------                    --------  --------                   --------
    Total benefits and expenses                     29,486                      27,494    29,617                     31,283
                                                   --------                    --------  --------                   --------

Income before income taxes                             467                         467     2,671                      2,671
  Income tax expense                                   163     1,887      (7)    2,050       939      684      (7)    1,623
                                                   --------                    --------  --------                   --------
    Net income                                     $   304                     $(1,583)  $ 1,732                    $ 1,048
                                                   ========                    ========  ========                   ========

See accompanying notes to pro forma unaudited consolidated condensed financial statements.

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



ITEM  6.     CURRENT  REPORTS  ON  FORM  8-K

(a)          Exhibits

             Exhibit
              Number
             --------
                27                  Financial  Data  Schedule


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


Date:  November 15,  1996      By:   /s/  Robert  B.  Thomas,  Jr.
     --------------------        ------------------------------------------
                                    Robert  B.  Thomas,  Jr.
                                    Chairman  of  the  Board  and  President



Date:  November 15,  1996      By:     /s/  Donald  M.  Woodard
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