Form 10-Q/A
period 1996-09-30
UNITED COMPANIES LIFE INSURANCE CO
filed 1996-11-18
CIK 101115

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

                        INDEX  TO  FORM  10-Q/A

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


                            PRO FORMA CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                              (DOLLARS IN THOUSANDS)
                                                   (UNAUDITED)


                                                           RESULTS  FOR  1996                    RESULTS  FOR  1995
                                                   -----------------------------------  ---------------------------------------
                                                           Acquisition                            Acquisition
                                                 Historical  by PLAC         Pro Forma  Historical  by PLAC           Pro Forma
                                                   --------  --------          ---------  --------  --------          ---------
REVENUES:
  Premiums                                         $ 4,766                     $  4,766   $ 6,217                     $  6,217
  Interest sensitive policy product charges          1,906                        1,906     1,402                        1,402
  Net investment income                             89,328     8,478      (1)    97,806    94,088     7,982      (1)   102,070
  Realized investment gains (losses)                (1,225)      420      (2)      (805)   (2,513)    1,384      (2)    (1,129)
                                                   --------                    ---------  --------                    ---------
    Total revenues                                  94,775                      103,673    99,194                      108,560
                                                   --------                    ---------  --------                    ---------

EXPENSES:
  Interest on annuity policies                      56,501                       56,501    60,872                       60,872
  Insurance benefits                                 7,101                        7,101     7,759                        7,759
  Amortization
    Present value of insurance inforce and
    deferred policy acquisition costs               11,709     1,840   (3)(4)    13,549     9,609     6,652   (3)(4)    16,261
    Costs in excess of net assets acquired               -     1,194      (5)     1,194         -     1,194      (5)     1,194
  Underwriting and other administrative expenses    13,443    (2,850)     (6)    10,593    10,550    (2,850)     (6)     7,700
                                                   --------                    ---------  --------                    ---------
    Total benefits and expenses                     88,754                       88,938    88,790                       93,786
                                                   --------                    ---------  --------                    ---------

Income before income taxes                           6,021                     $ 14,735    10,404                       14,774
  Income tax expense                                 2,107     3,468      (7)     5,575     3,443     2,145      (7)     5,588
                                                   --------                    ---------  --------                    ---------
    Net income                                     $ 3,914                     $  9,160   $ 6,961                     $  9,186
                                                   ========                    =========  ========                    =========

See accompanying notes to pro forma unaudited consolidated condensed financial statements.


                            PRO FORMA CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                              (DOLLARS IN THOUSANDS)
                                                   (UNAUDITED)

                                                         RESULTS  FOR  1996                    RESULTS  FOR  1995
                                                   -----------------------------------  ------------------------------------

                                                             Acquisition                       Acquisition
                                                  Historical  by PLAC        Pro Forma  Historical  by PLAC        Pro Forma
                                                   --------  --------          --------  --------  -------          --------
Revenues:
  Premiums                                         $ 1,462                     $ 1,462   $ 1,897                    $ 1,897
  Interest sensitive policy product charges            610                         610       509                        509
  Net investment income                             28,533     2,826      (1)   31,359    31,440    2,660      (1)   34,100
  Realized investment gains (losses)                  (652)      175      (2)     (477)   (1,558)     575      (2)     (983)
                                                   --------                    --------  --------                   --------
    Total revenues                                  29,953                      32,954    32,288                     35,523
                                                   --------                    --------  --------                   --------

Expenses:
  Interest on annuity policies                      18,445                      18,445    20,391                     20,391
  Insurance benefits                                 1,549                       1,549     2,383                      2,383
  Amortization
    Present value of insurance inforce and
    deferred policy acquisition costs                5,728    (1,440)  (3)(4)    4,288     3,096    2,218   (3)(4)    5,314
    Costs in excess of net assets acquired               -       398      (5)      398         -      398      (5)      398
  Underwriting and other administrative expenses     3,764      (950)     (6)    2,814     3,747     (950)     (6)    2,797
                                                   --------                    --------  --------                   --------
    Total benefits and expenses                     29,486                      27,494    29,617                     31,283
                                                   --------                    --------  --------                   --------

Income before income taxes                             467                       5,460     2,671                      4,240
  Income tax expense                                   163     1,887      (7)    2,050       939      684      (7)    1,623
                                                   --------                    --------  --------                   --------
    Net income                                     $   304                     $ 3,410   $ 1,732                    $ 2,617
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


Date:  November 18,  1996     By:   /s/  Robert  B.  Thomas,  Jr.
     --------------------        ------------------------------------------
                                    Robert  B.  Thomas,  Jr.
                                    Chairman  of  the  Board  and  President



Date:  November 18,  1996     By:     /s/  Donald  M.  Woodard
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