Form 10-K405
period 1996-12-31
UNITED COMPANIES LIFE INSURANCE CO
filed 1997-03-31
CIK 101115

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ---------------

                                   FORM 10-K

(MARK ONE)

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD FROM ....................... TO ......................

COMMISSION FILE NUMBERS 33-91358, 33-95968, 33-91362, 33-95778

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                        WHICH REGISTERED
        -------------------                     -------------------------
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                    NONE
                               ---------------

       INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                              ---   ---

       INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

       THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, AS OF MARCH 17, 1997 WAS $-0-.

       THE NUMBER OF SHARES OF $2.00 PAR VALUE COMMON STOCK ISSUED AND OUTSTANDING AS OF MARCH 17, 1997 WAS 4,200,528.


================================================================================

                                     PART I

ITEM 1.  BUSINESS

        General. United Companies Life Insurance Company and its subsidiary ("the Company", "UC Life"), domiciled in Louisiana and organized in 1955, is currently authorized to conduct business in 47 states, the District of Columbia and Puerto Rico. The Company is a wholly-owned subsidiary of Pacific Life and Accident Insurance Company ("PLAIC"), which is in turn a wholly-owned subsidiary of PennCorp Financial Group, Inc. ("PennCorp"). (See note 2 to Notes to Consolidated Financial Statements.) PennCorp is an insurance holding company which offers, through its wholly-owned subsidiaries, a broad range of life insurance, annuity and accident and sickness products. The principal products of the Company are tax deferred annuities marketed on a commission basis principally through financial institutions and independent general agents and generally sold to middle-income customers seeking tax deferred savings investments. During the fourth quarter of 1995, the Company added variable annuity products to its annuity line of business.

        Sale of the Company. On July 24, 1996, United Companies Financial Corporation ("UCFC") and PLAIC consummated the sale of UC Life, a wholly-owned subsidiary of UCFC. Pursuant to an Amended and Restated Stock Purchase Agreement (the "Agreement"), UCFC sold 100% of the outstanding capital stock of UC Life (the "UC Life Common Stock") to PLAIC for a total purchase price of $110.1 million including expenses incurred of $9.7 million and earnings through the date of consummation of the acquisition of $3.6 million. The Company paid a $10.0 million cash dividend and distributed certain real estate and other assets to UCFC immediately prior to the closing with a value of $48.3 million.

        Immediately following the acquisition of the Company, PLAIC contributed $57.3 million in cash to the Company, which represented the market value of the real estate and other assets (but excluded the $10.0 million cash dividend) distributed by the Company to UCFC.

        The sale of the Company to PLAIC has been accounted for as a purchase transaction in accordance with generally accepted accounting principles, and accordingly, all assets and liabilities acquired were recorded at fair value, as of the acquisition date, which became the new cost basis.

        Principal Products. The principal products marketed by the Company since 1978 have been tax deferred fixed annuities. During 1996, the average premium received on the sale of these policies was approximately $23,000. These annuities typically guarantee an interest crediting rate for the first policy year. Thereafter, the interest crediting rate generally may be adjusted by the Company at any time (subject to certain minimum crediting rates stated in the policy). A policyholder is permitted at any time to withdraw all or part of the accumulated premiums plus the amount of interest credited on the policy, less a surrender charge if applicable. The initial surrender charge typically ranges from 9% - 10% of the initial premium and decreases to zero during a penalty period of from five to ten years. Approximately 73% of the Company's annuity policies in force at December 31, 1996, were subject to a surrender penalty.

         The Company produced $109.1 million, $135.3 million, and $249.7 million in sales of annuity products during the years ended December 31, 1996, 1995 and 1994, respectively. The Company believes that the decrease in annuity sales in 1995 and 1996 is due in part to (i) the interest rate environment, particularly the relative relationship between short term and intermediate term interest rates, (ii) the focus of the Company's resources on the introduction of its variable annuity product, and (iii) the uncertainty associated with announcements by UCFC concerning the possible sale of the Company.

         During the fourth quarter of 1995, the Company introduced a variable annuity product. During 1996, the average premium received on the sale of variable policies was $38,000 with total sales aggregating $18.4 million. The Company assumes no investment risk on the funds invested in the separate account of a variable annuity, but receives income from policy related charges.

         The following table presents the Company's direct annuity sales by state by percent of total premiums for the periods indicated:

                                     Years ended December 31
                              ---------------------------------------
                                  1996          1995         1994
                              -----------   -----------   -----------
State
Missouri..................           25.3%          20.9%        10.3%
Louisiana.................           24.9            9.8         13.7
Florida...................           12.6           21.8         28.9
Illinois..................            9.5            9.8          8.6
All others................           27.7           37.7         38.5
                              -----------    -----------   ----------
          Total                     100.0%         100.0%       100.0%
                              ===========    ===========   ==========

          No other state individually accounted for more than 5% of annuity sales during 1996 or 1995.

          Distribution. The Company's strategy of marketing through financial institutions and independent general agents allows it to avoid substantial sales management office expense and to expand its sales efforts without significant development expense. Because financial institutions and independent general agents usually offer the products of several insurance companies, the Company must continue to provide products with competitive terms, interest crediting rates, commissions and service to both policyholders and the selling institutions and independent general agents. During 1996 and 1995, the Company focused on expanding the independent general agent share of its distribution network. Of the annuity policies sold during 1996 and 1995, approximately 54% and 55%, respectively, of the total dollar amount were attributable to sales by independent general agents versus 46% in 1994.

          Reinsurance. The Company generally limits the amount of life insurance risk that it assumes with respect to any one insured to $100,000 and for larger policies follows industry practice of reinsuring that portion of the risk in excess of established retention limits. The Company, however, remains contingently liable for life insurance ceded to reinsurers and remains liable to the policyholder in the event the reinsurer is unable to meet the obligations assumed under the reinsurance agreement. Reinsurance is currently ceded primarily to the following companies: First Capital Life Insurance Company of Louisiana ("First Capital")(not affiliated with First Capital Holding Company of California), Aetna Life Insurance Company ("Aetna"), Continental Assurance Company ("Continental"), American United Life Insurance Company ("American United") and Transamerica Occidental Life Insurance Company ("Transamerica"). American United and Transamerica are rated "A+" (Superior) by A.M. Best Company ("Best") at December 31, 1996. Aetna and Continental are rated "A" (Excellent"). First Capital is rated "B" (Adequate). In the case of First Capital, assets equal to the reserve credit taken by the Company are held in trust for the benefit of the Company.

          Annuity and Life Insurance Reserves. Reserves for annuity policies constitute the Company's primary liabilities. The duration of these liabilities is affected by a number of factors, including interest rates, surrender penalties, ratings, public confidence in the insurance industry generally and in the Company specifically, governmental regulations and tax laws. Since insurance commissions incurred at the origination of annuity policies are generally deferred and recognized over the estimated life of the policies, any unexpected increase in surrenders of annuity contracts would require more rapid recognition of these expenses, thereby adversely impacting profitability.

The annuity reserves reflected in the consolidated financial statements are calculated based on generally accepted accounting principles ("GAAP"). As of December 31, 1996 and 1995, annuity reserves were $1.3 billion and $1.4 billion, life reserves were $111.2 million and $111.1 million, and unearned premium reserves related to credit insurance were $.3 million and $1.8 million, respectively. These reserves are based upon the Company's best estimates of mortality, persistency, expenses and investment income, with appropriate provisions for adverse statistical deviation and the use of the net level premium method for all non-interest sensitive products and the retrospective deposit method for interest-sensitive products. Subsequent to the purchase, the Company utilizes statutory reserves as a reasonable approximation of GAAP reserves for all non-interest sensitive products.

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

          The following table summarizes the Company's investments as of December 31, 1996:

                                                                                             PERCENT
                                                     AMORTIZED      FAIR       CARRYING      CARRYING
                                                       COST       VALUE(1)      VALUE         VALUE
                                                    ----------   ----------   ----------   ----------
                                                                         (dollars in thousands)
Fixed maturities held for investment:
  Investment-grade corporate bonds ..............   $    4,394   $    4,405   $    4,394           .3%
  Non-rated bonds ...............................       44,079       46,497       44,079          3.0
                                                    ----------   ----------   ----------   ----------
       Total securities held for investment .....       48,473       50,902       48,473          3.3
                                                    ----------   ----------   ----------   ----------
Fixed maturities available for sale:
  U.S. Government and agency bonds ..............        9,029        9,122        9,122           .6
  Debt securities issued or guaranteed by
    foreign government(2) .......................       10,920       11,105       11,105           .8
  Municipal bonds ...............................        5,434        5,387        5,387           .4
  Investment-grade corporate bonds ..............      375,943      380,198      380,198         26.1
  Below-investment-grade corporate bonds ........       30,608       31,233       31,233          2.1
  Non-rated corporate bonds .....................        8,000        8,000        8,000           .5
  Mortgage-backed bonds .........................      687,916      699,120      699,120         48.0
                                                    ----------   ----------   ----------   ----------
       Total securities available for sale ......    1,127,850    1,144,165    1,144,165         78.5
                                                    ----------   ----------   ----------   ----------
Commercial mortgages ............................      182,070      185,187      182,070         12.5
Residential mortgages ...........................       53,911       55,203       53,911          3.7
Policy loans ....................................       21,536       21,536       21,536          1.5
Investment in limited partnerships ..............        5,704        5,704        5,704           .4
Short-term investments ..........................          467          467          467         --
Other investments ...............................        1,491        1,491        1,491           .1
                                                    ----------   ----------   ----------   ----------
       Total invested assets ....................   $1,441,502   $1,464,655   $1,457,817        100.0%
                                                    ==========   ==========   ==========   ==========

--------------

(1) Fair values are obtained principally from the Company's investment advisor.
(2) Consists principally of Canadian provincial government bonds and bonds issued or guaranteed by the Canadian federal government (in U.S. Dollars).

         As reflected in the following table, the carrying value of the Company's investments classified as investment grade at December 31, 1996, was approximately $1.1 billion or 93% of the fixed maturity portfolio:

                                                             Total         Total
                                  Held for     Available    Carrying    Percent of
                                 Investment    for Sale      Value     Carrying Value
                                 ----------   ----------   ----------    ----------
                                               (dollars in thousands)
Investment grade(1)
    Aaa ......................   $     --     $  692,616   $  692,616          58.0%
    Aa .......................         --         26,105       26,105           2.2
    A ........................        1,165      260,747      261,912          22.0
    Baa ......................        3,229      125,464      128,693          10.8
                                 ----------   ----------   ----------    ----------
     Total investment grade ..        4,394    1,104,932    1,109,326          93.0
Ba and below .................         --         31,233       31,233           2.6
Not rated ....................       44,079        8,000       52,079           4.4
                                 ----------   ----------   ----------    ----------
    Total fixed maturity
     investments .............   $   48,473   $1,144,165   $1,192,638         100.0%
                                 ==========   ==========   ==========    ==========

-------------

(1) Fixed maturity investments are classified according to the ratings assigned by Moody's Investors Service, Inc., or, in the absence of such rating, by the National Association of Insurance Commissioners ("NAIC"), whose ratings operate as follows: NAIC Class 1 was assumed equivalent to an A rating; NAIC Class 2, BBB/Baa; and NAIC Classes 3-6, BB/Ba and below.

   Of the bonds held by the Company, 88.8% were in the highest two NAIC designations at December 31, 1996. The following table sets forth as of December 31, 1996, the carrying values of these securities according to NAIC designations:

                                                                Total
                        Held for     Available    Carrying   Percent of Total
NAIC Rating            Investment    for Sale      Value     Carrying Value
                       ----------   ----------   ----------   ----------
                                    (dollars in thousands)
Class 1 ............   $    1,165   $  929,206   $  930,371         78.0%
Class 2 ............        3,229      125,090      128,319         10.8
Class 3 ............         --         19,806       19,806          1.7
Class 4 ............         --          6,355        6,355          0.5
Not Rated ..........       44,079       63,708      107,787          9.0
                       ----------   ----------   ----------   ----------
        Total ......   $   48,473   $1,144,165   $1,192,638        100.0%
                       ==========   ==========   ==========   ==========

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

         At December 31, 1996, 50.3% of the Company's total invested assets were invested in mortgage-backed securities. These mortgage-backed securities consist principally of collateralized mortgage obligations and mortgage-backed pass-through securities. Mortgage-backed securities generally are collateralized by mortgages backed by GNMA, FNMA and FHLMC. Only GNMA mortgages are backed by the full faith and credit of the United States Government. Certain mortgage-backed securities are subject to significant prepayment risk. In periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as individuals refinance higher-rate mortgages to take advantage of lower interest rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments that cannot be reinvested at an interest rate comparable to the rate on the prepaid mortgage. In addition to decreased investment yields, earnings could also be affected by capital gains or losses realized on these prepayments since the carrying value of securities purchased at a discount or premium may be different than the amount received upon prepayment. The Company has reduced the prepayment risk associated with mortgage-backed securities by investing in planned amortization class ("PAC") instruments. These instruments are designed to amortize in a predictable manner by shifting the primary risk of prepayment of the underlying collateral to other investors. PAC instruments represented approximately 58% of the Company's investments in mortgage-backed securities at December 31, 1996.

         At December 31, 1996, the Company's investment in mortgage loans on real estate was comprised of $53.9 million in residential home equity mortgage loans and $182.1 million in commercial real estate mortgage loans, substantially all of which were originated by UC Lending. During 1996, the Company funded $36.7 million in new commercial real estate loans and refinanced $10.8 million of existing commercial real estate mortgage loans.

         At origination, substantially all of the mortgages were on existing leased properties rather than on properties in construction or on start-up properties. The origination of commercial mortgages was subject to underwriting procedures, including: (i) maximum loan to value ratio of 75% of the property's appraised value; (ii) specified debt coverage requirements; (iii) on-site inspections; (iv) third-party appraisals; and (v) personal guarantees of borrowers. For these reasons, the Company does not consider its commercial loans to be high risk. Commercial mortgages range in size up to approximately $1.9 million with an average loan size of approximately $.6 million. The weighted average interest rate on the Company's commercial mortgage loan portfolio was 9.40% and 9.83% at December 31, 1996 and 1995, respectively.
The mortgage loan portfolio of the Company is serviced by UC
Mortgage, an affiliate.

         The following table provides information at December 31, 1996, regarding the Company's commercial mortgage loans on real estate by property type, state and contractual maturity (excluding loan loss reserves and discount):

                                                                                                     Percent of
                                                                                Amount                 Total
                                                                               --------              ----------
                                                                                     (dollars in thousands)
Commercial mortgage loans by property type
     Retail.............................................................       $ 78,203                41.9%
     Office.............................................................         63,424                 33.9
     Office and warehouse...............................................         42,376                 22.7
     Other..............................................................          2,822                  1.5
                                                                               --------                -----
          Total.........................................................       $186,825                100.0%
                                                                               ========                =====
Commercial mortgage loans by state
     Florida............................................................      $  34,052                 18.2%
     Georgia............................................................         40,408                 21.6
     Colorado...........................................................         32,253                 17.3
     Virginia...........................................................         17,266                  9.2
     Tennessee..........................................................         11,877                  6.4
     Texas..............................................................          9,150                  4.9
     All others.........................................................         41,819                 22.4
                                                                               --------                -----
          Total.........................................................       $186,825                100.0%
                                                                               ========                =====
Commercial mortgage loans by contractual maturity
     1997...............................................................       $ 15,284                  8.2%
     1998...............................................................         17,956                  9.6
     1999                                                                        16,366                  8.8
     2000                                                                        24,174                 12.9
     After 2000.........................................................        113,045                 60.5
                                                                               --------                -----
          Total.........................................................       $186,825                100.0%
                                                                               ========                =====

         The following table reflects investment results for the Company for each of the periods indicated.

                                                   Purchase
                                                    basis of
                                                   accounting            Historical basis of accounting
                                                   -----------    -------------------------------------------
                                                   Period from    Period from
                                                    Jul 24 to      Jan 1 to
                                                     Dec 31,        Jul 23,         Year Ended December 31,
                                                   -----------    -----------     -----------     -----------
                                                      1996           1996            1995             1994
                                                   -----------    -----------     -----------     -----------
                                                                     (dollars in thousands)
End of the period total invested assets(1) .....   $ 1,472,304    $ 1,486,423     $ 1,644,751     $ 1,415,557
Net investment income(2) .......................   $    50,041    $    66,421     $   125,591     $   117,105
Net realized investment gains
  (losses)(3) ..................................   $       559    $    (1,592)    $    (3,670)    $    (4,803)
Average annual yield ...........................           7.8%           8.1%            8.1%            8.3%

-------------------

(1) Consists of total investments plus cash, less amounts due to brokers for securities committed to be purchased at end of period.

(2) Net investment income is net of investment expenses and excludes capital gains or losses and provision for income taxes.

(3) Amounts shown above are before taxes, and include provisions for impairments in value, if any, which are considered to be other than temporary.


         The Company's investments must comply with the insurance laws of the states in which it is domiciled and in which it is licensed. These laws prescribe the kind, quality and concentration of investments that may be made by insurance companies.

         Insurance Ratings. The ability of an insurance company to compete successfully depends in part on its financial strength, operating performance and claims-paying ability as rated by A.M. Best Co. ("Best") and other rating agencies. The Company is presently rated "A-" (Excellent) by Best. Best's 15 categories of ratings for insurance companies currently range from "A++" (Superior) to "F" (In Liquidation). According to Best, an "A" or "A-" rating is assigned to companies which, in Best's opinion, have achieved excellent overall performance when compared to the standards of the life insurance industry and generally have demonstrated a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's statutory financial and operating performance, Best reviews the company's statutory profitability, leverage and liquidity, as well as the company's spread of risk, quality and appropriateness of its reinsurance program, quality and diversification of assets, the adequacy of its policy reserves and surplus, capital structure and the experience and competency of its management. Best ratings are based upon factors of concern to policyholders, agents and intermediaries and are not directed toward the protection of investors.

         During 1996, Duff & Phelps Credit Rating Company ("Duff & Phelps") reaffirmed its "A+" (Single-A-Plus) rating of the Company. Duff & Phelps indicated, "The rating reflects the Company's strong and stable profitability, reasonable operating leverage and expanding distribution channels." Standard & Poor's revised the Company's rating to "BBBq" from "Aq" primarily as a result of the decrease in sales during 1996. (See Management's Discussion and Analysis of Financial Condition and Results of Operations.) Ratings such as those held by the Company are important to maintaining public confidence in the Company and its ability to market its annuity products. Any lowering of the Company's ratings could materially and adversely affect the Company's ability to market its products, particularly the sale of annuities through financial institutions, and could increase the surrender of its annuity policies. Both of these consequences could, depending upon the extent thereof, have a materially adverse effect on the Company's liquidity and, under certain circumstances, net income. The Company believes that its present ratings will enable it to continue to compete successfully.

         Government Regulation and Legislation. Life insurance companies are subject to regulation and supervision by the states in which they transact business. The laws of the various states establish regulatory agencies with broad administrative and supervisory powers related to, among other things, granting and revoking licenses to transact business, regulating trade practices, establishing guaranty associations, licensing agents, approving policy forms, filing premium rates on certain business, setting reserve requirements, determining the form and content of required financial statements, determining the reasonableness and adequacy of capital and surplus and prescribing the type of permitted investments and the maximum concentrations of certain classes of investments. The Company is subject to periodic examinations by state regulatory authorities. Management does not expect the results of any on-going examinations to have a material effect on the financial condition of the Company.

         Most states have enacted legislation regulating insurance holding company systems, including acquisitions of control of insurance companies, dividends, the terms of transactions with affiliates, investments in subsidiaries and other related matters. Regulatory restrictions on investments in subsidiaries and affiliates requires the Company to continually review and may cause it to occasionally modify or restructure such investments. The Company has ongoing dialogues with the applicable state insurance departments regarding this issue. The Company is registered as an insurance holding company system in Louisiana, its domiciliary state, and routinely reports to other jurisdictions in which it is licensed.

         There continues to be substantial scrutiny of the insurance regulatory framework, and a number of state legislatures have enacted legislative proposals that alter, and in many cases increase, state authority to regulate insurance companies and their holding company systems. The NAIC and state insurance regulators also have become involved in a process of reexamining existing laws and regulations and their application to insurance companies. In particular, this reexamination has focused on insurance company investment and solvency issues and, in some instances, has resulted in new interpretations of existing law, the development of new laws and the implementation of internal guidelines. The NAIC has formed committees to study and formulate regulatory proposals on such diverse issues as the use of surplus debentures, accounting for reinsurance transactions, assumption reinsurance, valuation of securities, the adoption of risk-based capital rules, and the regulation of various products offered by insurance companies.

         In connection with its accreditation of states to conduct periodic insurance company examinations, the NAIC has encouraged states to adopt model NAIC laws on specific topics, such as holding company regulations and the definition of extraordinary dividends. Model legislation proposed by the NAIC to control the amount of dividends that may be paid by insurance companies without prior regulatory approval has been adopted in most states and is being considered by the legislatures of the other states. As of the date hereof, Louisiana has adopted the NAIC's most restrictive dividend test. Louisiana Law permits the Company to pay a dividend without prior consent of the Louisiana Insurance Commissioner if the amount paid, together with all other dividends paid in the preceding 12 months, does not exceed the lesser of (i) 10% of such insurer's surplus as regards to policyholders as of the 31st day of December next preceding, or (ii) the insurer's net gain from operations, not including realized capital gains, for the 12 month period ending the 31st day of December next preceding. Any dividend above this amount would be considered an "extraordinary" dividend and could not be paid until the earlier of (i) 30 days after the Louisiana Insurance Commissioner has received notice of the declaration thereof and has not within such period disapproved such payment, or
(ii) the receipt of approval from the Louisiana Insurance Commissioner.

          Based upon Louisiana statutes, the Company has the capacity to pay dividends of $9.4 million in 1997. As part of its July 1996 approval of PLAIC's acquisition of the Company, the Louisiana Insurance Commissioner approved an extraordinary dividend plan for the Company pursuant to which the Company may pay a specified amount of dividends for each of the five years following the acquisition, beginning in 1997, amounting to the lesser of the pro forma dividend amounts in such plan or the actual earnings of the Company, and conditioned on the Company maintaining a risk-based capital ratio of at least 300% of the Authorized Control Level.

         On the basis of statutory financial statements filed with the state insurance regulators annually, the NAIC calculates twelve financial ratios to assist state regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each ratio is used as a benchmark. Departure from the usual range could lead to inquiries from individual state insurance departments. The NAIC has not yet issued the 1996 ratios for the Company. The Company has calculated what it expects its ratios will be. Based on statutory financial statements for 1996, UC Life expects one of the twelve ratios outside of the usual ranges. In the past, variances in the Company's ratios have resulted in inquiries from insurance departments to which the Company has responded. The Company may receive inquiries from certain insurance departments concerning its ratio results for 1996, and there can be no assurance that such insurance departments will not take action against the Company.

         In December 1992, the NAIC adopted the Risk-Based Capital for Life and/or Health Insurers Model Act (the "Model Act"). The main purpose of the Model Act is to provide a tool for insurance regulators to evaluate the capital of insurers with respect to the risks assumed by them and determine whether there is a need for possible corrective action with respect to them. Louisiana, the Company's domiciliary state, has adopted the Model Act.

         The Model Act provides for four different levels of regulatory action with respect to statutory financial statements for the calendar year 1994 and thereafter, each of which may be triggered if an insurer's Total Adjusted Capital (as defined in the Model Act) is less than a corresponding "level" of risk-based capital ("RBC"). The "Company Action Level" is triggered if an insurer's Total Adjusted Capital is less than 200% of its "Authorized Control Level RBC" (as defined in the Model Act) or less than 250% of its Authorized Control Level RBC and the insurer has a negative trend. At the Company Action Level, the insurer must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position. The "Regulatory Action Level" is triggered if an insurer's Total Adjusted Capital is less than 150% of its Authorized Control Level RBC. At the Regulatory Action Level, the regulatory authority will perform a special examination of the insurer and issue an order specifying corrective actions that must be followed. The "Authorized Control Level" is triggered if an insurer's Total Adjusted Capital is less than 100% of its Authorized Control Level RBC, and at that level the regulatory authority is authorized (although not mandated) to take regulatory control of the insurer. The "Mandatory Control Level" is triggered if an insurer's Total Adjusted Capital is less than 70% of its Authorized Control Level RBC, and at that level the regulatory authority must take regulatory control of the insurer. Regulatory control may lead to rehabilitation or liquidation of an insurer.

         Calculations using the NAIC formula and the Company's statutory financial statements as of December 31, 1996 indicate that its capital substantially exceeded RBC requirements.

         The State of Michigan requires insurance companies to requalify for their insurance licenses following a change in control, and has enacted legislation substantially increasing capital and surplus requirements for companies filing requalification applications following a change in control. This requalification requirement may impact the Company's Michigan license status as Michigan initially denied the Company's application for requalification but has postponed the effective date of the denial pending further discussions by the Company with Michigan. The Company believes the denial was based primarily on its performance prior to its acquisition by PennCorp. Michigan accounted for approximately 2.9% of the Company's collected premiums in 1996.

         The Company may be required, under the solvency or guaranty laws of most states in which it does business, to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. Recent insolvencies of insurance companies increase the possibility that such assessments may be required. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. The occurrence and amount of such assessments have increased in recent years and generally are expected to increase in future years. The Company paid approximately $1.3 million in each of the years ended December 31, 1996, 1995 and 1994, as a result of such assessments. The likelihood and amount of any other future assessments cannot be estimated and are beyond the control of the Company.

         Although the federal government does not directly regulate the business of insurance, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation and federal taxation can significantly affect the insurance business.

         Congress has from time to time in the past considered possible legislation that would adversely affect the federal income tax treatment of certain annuity products offered by the Company. There can be no assurance that future tax legislation will not contain provisions that may result in adverse effects on the Company's products.

         A substantial amount of the Company's annuity policies are marketed through financial institutions. In a recent decision, the United States Supreme Court upheld the United States Comptroller of the Currency's decision to permit national banks to sell annuities in places with 5,000 or less inhabitants. The decision is viewed by the Company as favorable. However, many states continue to restrict the ability of state banks to sell insurance products, and pending legislation may adversely affect the authority of banks in certain states in this regard.

         Competition. The Company competes with other life insurers, and also competes for customers' funds with a variety of investment products offered by financial services companies other than life insurance companies, such as banks, investment advisers, mutual fund companies and other financial institutions. Within the U.S. life insurance industry, there are approximately 125 companies that individually collect in excess of $150 million of annuity premiums annually. Certain of these companies and other life insurers with which the Company competes are significantly larger and have available to them much greater financial and other resources. The Company believes the primary competitive factors among life insurance companies for investment-oriented insurance products, such as annuities and guaranteed interest contracts, include product flexibility, product pricing, innovation in product design, the claims-paying ability rating and the name recognition of the issuing company, the availability of distribution channels and service rendered to the customer before and after a contract is issued. Other factors affecting the annuity business include the benefits (including before-tax and after-tax investment returns) and guarantees provided to the customer and the commissions paid.

         Employees. At December 31, 1996, the Company had a total of 116 employees. None of the Company's employees are represented by unions. The Company considers its relations with its employees to be good.

Item 2.  Properties

         The Company's executive offices are located in a building owned by a former affiliate, from which the Company leases approximately 30,000 square feet.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Security Holder Matters

         The Company is a wholly-owned subsidiary of PLAIC, and is headquartered in Baton Rouge, Louisiana. PLAIC owns all of the Company's 4,200,528 shares of $2 par value common stock. PennCorp's Common Stock is traded on the New York Stock Exchange under the symbol "PFG."

Item 6.  Selected Financial Data

         The selected financial data set forth below is derived from the Company's audited consolidated financial statements.

                                             Purchase
                                             basis of
                                             accounting                        Historical basis of accounting
                                             ----------    ----------------------------------------------------------------------
                                             Period from  Period from
                                              Jul 24 to    Jan 1 to
                                               Dec 31,      Jul 23,                       Years ended December 31,
                                             ----------    ----------     -------------------------------------------------------
                                                1996          1996           1995           1994           1993           1992
                                             ----------    ----------     ----------     ----------     ----------     ----------
                                                                            (dollars in thousands)
Income Statement Data:
  Net insurance premiums .................   $    3,483    $    3,732     $    8,508     $   11,373     $   18,684     $   22,860
  Interest sensitive policy product
     charges .............................        1,048         1,421          1,949          1,432            918            775
  Net investment income ..................       50,041        66,421        125,591        117,105        112,186        107,229
  Realized investment gains (losses) .....          559        (1,592)        (3,670)        (4,803)       (19,393)         1,486
  Other income ...........................          907            52            172             (8)          --             --
                                             ----------    ----------     ----------     ----------     ----------     ----------
     Total revenues ......................       56,038        70,034        132,550        125,099        112,395        132,350
     Total expenses ......................       46,334        67,853        120,450        116,019        124,760        126,885
                                             ----------    ----------     ----------     ----------     ----------     ----------
 Income (loss) before income taxes .......        9,704         2,181         12,100          9,080        (12,365)         5,465
 Provision for income taxes (benefit) ....        3,628           769          4,065          3,194         (4,107)         1,438
                                             ----------    ----------     ----------     ----------     ----------     ----------
     Net income (loss) ...................   $    6,076    $    1,412     $    8,035     $    5,886     $   (8,258)    $    4,027
                                             ----------    ----------     ----------     ----------     ----------     ----------
Balance Sheet Data - Period End:
  Total investments ......................    1,457,817     1,480,073     $1,641,723     $1,453,094     $1,428,405     $1,253,915
  Due from reinsurance ...................       34,923        35,522         33,583         34,985         36,577         37,716
  Present value of insurance in force ....       54,931            --             --             --             --             --
  Deferred policy acquisition costs ......        4,187        85,801         90,703         91,915         83,495         80,007
  Costs in excess of net assets acquired .       33,373            --             --             --             --             --
  Total assets ...........................    1,653,796     1,638,366      1,789,608      1,658,154      1,625,718      1,464,475
  Annuity reserves .......................    1,330,100     1,354,597      1,417,803      1,425,973      1,294,983      1,147,555
   Policy benefit reserves ...............      111,206       108,633        111,209        116,501        123,328        125,177
   Total liabilities .....................    1,476,389     1,542,884      1,603,083      1,555,975      1,482,591      1,327,610
   Stockholder's equity ..................      177,407        97,938        186,525        102,179        143,127        136,385
Other data:
   Annuity sales .........................   $   52,675    $   56,402     $  135,534     $  249,737     $  207,682     $  187,050
   Average interest spread on annuities ..         2.33%         2.52%          2.37%          2.73%          2.20%          1.84%
   Fixed maturity securities as % of
         invested assets .................         75.0%         69.4%          68.0%          69.6%          59.6%          54.3%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Cautionary Statement for purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. The statements below that relate to future plans, events or performances are forward-looking statements that involve a number of risks or uncertainties. Among those items that could adversely affect the Company's financial condition, results of operations and cash flows are the following: changes in regulations affecting insurance companies, interest rates, the federal income tax code (to the extent the Company's product mix includes tax deferred accumulation products), the ratings assigned to the Company by independent rating organizations such as A.M. Best (which the Company believes are particularly important to the sale of annuity and other accumulation products) and unanticipated litigation. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect the Company's results of operations.

        General. United Companies Life Insurance Company and its subsidiary ("the Company", "UC Life"), domiciled in Louisiana and organized in 1955, is currently authorized to conduct business in 47 states, the District of Columbia and Puerto Rico. The Company is a wholly-owned subsidiary of Pacific Life and Accident Insurance Company ("PLAIC"), which is in turn a wholly-owned subsidiary of PennCorp Financial Group, Inc. ("PennCorp"). (See note 2 to Notes to Consolidated Financial Statements.) PennCorp is an insurance holding company which offers, through its wholly-owned subsidiaries, a broad range of life insurance, annuity and accident and sickness products. The principal products of the Company are tax deferred annuities marketed on a commission basis principally through financial institutions and independent general agents and generally sold to middle-income customers seeking tax deferred savings investments. During the fourth quarter of 1995, the Company added variable annuity products to its annuity line of business.

        Sale of the Company. On July 29, 1996, United Companies Financial Corporation ("UCFC") and PLAIC consummated the sale of UC Life, a wholly-owned subsidiary of UCFC. Pursuant to an Amended and Restated Stock Purchase Agreement (the "Agreement"), UCFC sold 100% of the outstanding capital stock of UC Life (the "UC Life Common Stock") to PLAIC for a total purchase price of $110.1 million including expenses incurred of $9.7 million and earnings through the date of consummation of the acquisition of $3.6 million. The Company paid a $10.0 million cash dividend and distributed certain real estate and other assets to UCFC immediately prior to the closing with a carrying value of $48.3 million.

        Immediately following the acquisition of the Company, PLAIC contributed $57.3 million in cash to the Company, which represented the market value of the real estate and other assets (but excluded the $10.0 million cash dividend) distributed by the Company to UCFC.

        The sale of the Company to PLAIC has been accounted for as a purchase transaction in accordance with generally accepted accounting principles, and accordingly, all assets and liabilities acquired were recorded at fair value, as of the acquisition date, which became the new cost basis.

        The following analysis should be read in conjunction with the Company's consolidated financial statements and accompanying notes presented elsewhere herein.

        Principal Products. The principal products marketed by the Company since 1978 have been tax deferred fixed annuities. During 1996, the average premium received on the sale of these policies was approximately $23,000. These annuities typically guarantee an interest crediting rate for the first policy year. Thereafter, the interest crediting rate generally may be adjusted by the Company at any time (subject to certain minimum crediting rates stated in the policy). A policyholder is permitted at any time to withdraw all or part of the accumulated premiums plus the amount of interest credited on the policy, less a surrender charge if applicable. The initial surrender charge typically ranges from 9% - 10% of the initial premium and decreases to zero during a penalty period of from five to ten years. Approximately 73% of the Company's annuity policies in force at December 31, 1996, were subject to a surrender penalty.

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

          Revenues. The following table sets forth information regarding the components of the Company's revenues for the periods indicated:

                                            Purchase
                                            basis of               Historical basis
                                           accounting                of accounting
                                           -----------   -----------------------------------------
                                           Period from   Period from
                                            Jul 24 to    Jan 1 to
                                             Dec 31,      Jul 23,          Year Ended Dec 31,
                                           -----------   -----------    --------------------------
                                               1996          1996           1995           1994
                                           -----------   -----------    -----------    -----------
                                                          (dollars in thousands)
Premiums ...............................   $     3,483   $     3,732    $     8,508    $    11,373
Interest sensitive policy
     product charges ...................         1,048         1,421          1,949          1,432
Net investment income ..................        50,041        66,421        125,591        117,105
Realized investment gains (losses) .....           559        (1,592)        (3,670)        (4,803)
Other income ...........................           907            52            172             (8)
                                           -----------   -----------    -----------    -----------
     Total .............................   $    56,038   $    70,034    $   132,550    $   125,099
                                           ===========   ===========    ===========    ===========

          Net investment income totaled $116.5 million on average invested assets of approximately $1.5 billion for the year ended December 31, 1996, compared to $125.6 million and $117.1 million on average investments of approximately $1.5 billion and $1.4 billion for the years ended December 31, 1995 and 1994, respectively. Weighted average yield on invested assets was 8.0%, 8.1% and 8.3% for the years ended December 31, 1996, 1995 and 1994, respectively. Approximately $4.6 million of non-recurring 1995 net investment income resulted from a limited partnership investment. During 1994, the Company established a trading account for a portion of its investment portfolio invested in common stocks. At December 31, 1996, the carrying value of investments in the Company's trading account was $900,000 reflecting a $135,000 unrealized gain.

          The Company estimates that non-accrual loans reduced investment income by approximately $72,000, $121,000, and $124,000 during the years ended December 31, 1996, 1995 and 1994, respectively. Loans are placed on a non-accrual status when they are 180 days past due. As of December 31, 1996, 1995 and 1994, the amount of non-accrual mortgage loans owned by the Company was $1.4 million, $2.4 million and $2.6 million, respectively.


          Net insurance premiums declined in each of the years ended December 31, 1996, 1995 and 1994. Net insurance premiums reflect revenues associated primarily with pre-need life insurance and credit insurance. Management has chosen to focus on deferred annuities and variable annuities and as a result new sales of pre-need life insurance and credit insurance have been discontinued.

          Realized investment gains and losses may vary significantly from year to year. The Company continuously evaluates its investment portfolio and the conditions under which it might sell securities, including changes in interest rates, changes in prepayment risk, liquidity needs, asset-liability matching, tax planning strategies and other economic factors. Realized investment gains and losses can also result from early redemption of securities at the election of the issuer (calls) and changes in write-downs and reserves.

          Realized gains (losses) were as follows for the indicated periods:

                                                           Purchase
                                                           basis of
                                                          accounting       Historical basis of accounting
                                                          ----------    --------------------------------------
                                                          Period from   Period from
                                                           Jul 24 to     Jan 1 to
                                                            Dec 31,       Jul 23,        Year Ended Dec 31,
                                                          ----------    ----------    ------------------------
                                                             1996          1996          1995          1994
                                                          ----------    ----------    ----------    ----------
                                                                         (dollars in thousands)
Fixed maturity securities:
  Gross gains............................................ $    --       $     42      $    524      $    303
  Gross loses............................................    (157)        (1,388)       (1,807)       (3,373)
  Loss provision.........................................      --            477          (350)        1,198
                                                          -------       --------      --------      --------
       Net losses on fixed maturity securities...........    (157)          (869)       (1,693)       (1,872)
                                                          -------       --------      --------      --------

Mortgage loans on real estate:
  Losses on sale.........................................      --           (771)         (194)           --
  Loss provision.........................................     716            293          (339)          861
                                                          -------       --------      --------      --------
       Net gains (losses) on mortgage loans on estate....     716           (478)         (533)          861
                                                          -------       --------      --------      --------

Investment real estate:
  Losses on sale.........................................      --         (1,098)       (2,638)       (2,840)
  Loss provision.........................................      --            853         1,134          (952)
                                                          -------       --------      --------      --------
       Net losses on investment real estate..............      --           (245)       (1,504)       (3,792)
                                                          -------       --------      --------      --------
       Realized investment gains (losses)................ $   559       $ (1,592)     $ (3,670)     $ (4,803)
                                                          =======       ========      ========      ========

        The Company does not believe it has any impaired loans, other than non-accrual loans, as of December 31, 1996.

Expenses

          The following table presents the components of the Company's expenses for the periods indicated:

                                                             Purchase
                                                             basis of             Historical basis
                                                            accounting             of accounting
                                                            ----------   ------------------------------------
                                                            Period from  Period from
                                                             Jul 24 to    Jan 1 to
                                                              Dec 31,      Jul 23,       Year Ended Dec 31,
                                                            ----------   ----------   -----------------------
                                                               1996         1996         1995         1994
                                                            ----------   ----------   ----------   ----------
                                                                           (dollars in thousands)
Interest on annuity policies ............................   $   32,022   $   42,434   $   81,035   $   74,497
Insurance benefits ......................................        3,836        5,967        9,930       12,654
Amortization of present value of insurance in force
 and deferred policy acquisition costs ..................        5,068        9,699       13,159       13,528
Amortization of costs in excess of net assets acquired...          675         --           --           --
Underwriting and other administrative expenses...........        4,733        9,753       16,326       15,340
                                                            ----------   ----------   ----------   ----------
     Total ..............................................   $   46,334   $   67,853   $  120,450   $  116,019
                                                            ==========   ==========   ==========   ==========

        Interest on annuity policies decreased $6.6 million in 1996 and increased $6.5 million in 1995, respectively, compared to prior years primarily as a result of the decrease in average annuity reserves in 1996 to $1,374 million from $1,421 million in 1995, and the increase from $1,360 million in 1994. As expected, annuity surrenders increased in 1996 and 1995, primarily because of the current interest rate environment and the effect of policies first coming out of the surrender penalty period. Management continues to aggressively manage its interest spread between earnings and crediting rates in an effort to balance competitiveness and profitability goals. Average renewal credited rates ranged from 5.55% to 5.75%, 5.60% to 5.75% and 5.60% to 6.45% for years ended December 31, 1996, 1995 and 1994, respectively.

          Amortization of deferred policy acquisition costs in 1996 included an increase of approximately $2.9 million related to increased surrender activity through the date of sale of the Company (See note 10 to Notes to Consolidated Financial Statements.), but decreased in each of the periods presented as a result of the reduction in amortization of the closed block of credit life business. The Company adjusted certain assumptions related to the credit life business to bring them in line with current Company experience in the first quarter of 1996.

          Other operating expenses, which include general insurance and taxes, licenses and fees, decreased during 1996, compared to the comparable period in 1995 primarily because of the elimination of corporate expenses allocated from its former parent. The increase in 1995 from 1994 was primarily attributable to the start-up costs, including legal and printing expenses associated with the Company's new variable annuity product introduced in the fourth quarter of 1995 and increased corporate expenses allocated from its former parent.

          Asset Quality. Management continues to emphasize reducing the level of non-earning assets owned by focusing on expediting the foreclosure process on its commercial real estate loans and disposing of the properties on a timely basis. The balance of foreclosed loans totaled $0 and $13.6 million at December 31, 1996 and 1995, respectively. All foreclosed loans as of the acquisition date, totalling $13.9 million, were distributed to UCFC as part of the closing transaction. (See note 2 to Notes to Consolidated Financial Statements.) The Company actively manages its mortgage loan and real estate portfolios, but, the Company can neither quantify the impact of property value declines, if any, on its loans nor predict whether, to what extent, or how long such declines may exist. In a period of such declines, the rates of delinquencies, foreclosures and losses on loans could be higher than those previously experienced. Adverse economic conditions (which may or may not affect real property values) may affect the timely payment by borrowers of scheduled payments of principal and interest on the home equity loans, and, accordingly the actual rates of delinquencies, foreclosures and losses.

          The following table provides a summary of mortgage loans owned by the Company which are past due 30 days or more, and loans charged-off as of the dates indicated:

                                                     Period End
                                        ---------------------------------------
                                        Contractual Delinquencies      % of                       % of
                                          Balance    Contractual    Contractual   Net Loans     Average
          Period Ended                   of Loans     Balance        Balance     Charged-Off     Loans
------------------------------------    ----------   ----------    ------------  -----------   -----------
                                                               (dollars in thousands)
PURCHASE BASIS OF ACCOUNTING:
Period from July 24, 1996 to
December 31,1996
     Home equity ....................   $   62,356   $      146           .2%   $     --           --  %
     Commercial .....................      186,825        1,669           .9%         --           --  %
                                        ----------   ----------                 ----------
     Total ..........................   $  249,181   $    1,815           .7%   $     --           --  %
                                        ==========   ==========                 ==========

HISTORICAL BASIS OF ACCOUNTING:
Period from January 1, 1996 to
July 23, 1996
     Home equity ....................   $  135,971   $      242           .2%   $     --            -- %
     Commercial .....................      174,297          966           .6%          771           .4%
                                        ----------   ----------                 ----------
     Total ..........................   $  310,268   $    1,208           .4%   $      771           .2%
                                        ==========   ==========                 ==========
Year Ended December 31, 1995
      Home equity ...................   $  169,175   $    1,020          .60%   $     --            --
      Commercial ....................      169,512        3,238         1.91%          194          .11%
                                        ----------   ----------                 ----------
      Total .........................   $  338,687   $    4,258         1.26%   $      194          .06%
                                        ==========   ==========                 ==========

          The Company provides an estimate for future credit losses in an allowance for losses. A summary analysis of the changes in the Company's allowance for losses for the indicated periods is as follows:

                                        Purchase basis of
                                            accounting                               Historical basis of accounting
                                      -----------------------    ------------------------------------------------------------------
                                        Period from Jul 24            Period from Jan 1
                                         to Dec 31,1996                to Jul 23, 1996                        Dec 31, 1995
                                      -----------------------    --------------------------------    ------------------------------
                                               Real  Mortgage                 Real       Mortgage                Real      Mortgage
                                       Bonds  Estate  Loans        Bonds    Estate (1)    Loans      Bonds     Estate (1)    Loans
                                      ------   ---   --------    --------    --------    --------    ------    --------    --------
                                                                        (dollars in thousands)
Balance at beginning of period        $  189   $--   $ 12,661    $    666    $  3,987    $  2,117    $  317    $  5,120    $  1,778
Losses charged to allowance             --      --       (716)     (1,361)     (1,098)       (771)   (1,664)     (2,638)       (194)
Loss provision                          --      --       --           884      (2,889)        478     2,013       1,505         533
                                      ------   ---   --------    --------    --------    --------    ------    --------    --------
Balance at end of period              $  189   $--   $ 11,945    $    189    $   --      $  1,824    $  666    $  3,987    $  2,117
                                      ======   ===   ========    ========    ========    ========    ======    ========    ========
Specific reserves                     $  189   $--   $  8,440    $    189    $   --      $    824    $  666    $  3,987    $  1,117
Unallocated reserves                    --      --      3,505        --          --         1,000      --          --         1,000
                                      ------   ---   --------    --------    --------    --------    ------    --------    --------
     Total reserves                   $  189   $--   $ 11,945    $    189    $   --      $  1,824    $  666    $  3,987    $  2,117
                                      ======   ===   ========    ========    ========    ========    ======    ========    ========

(1) The provision for real estate losses relates to losses from properties acquired in satisfaction of debt.

          The increase in mortgage loan loss reserves for the year ended December 31, 1996, is comprised of $7.7 million home equity loss reserves and $2.1 million commercial loss reserves. To the date of the sale of the Company on July 23, 1996, the Company assumed no credit risk on the residential loans portfolio whose principal and interest was guaranteed by UCFC. Therefore, residential loan loss reserves were established on the portfolio in conjunction with determining the acquisition value of the residential loans. The increase in commercial loan loss reserves relates to a change in the Company's portfolio management strategy concerning certain high risk loans. The Company has chosen to seek a more aggressive approach to the potential disposition of certain high risk loans as opposed to its former general strategy of holding loans to maturity. The Company anticipates a larger cost of disposition under the more aggressive strategy.

          The Company owns senior and subordinated pass-through certificates issued in 1990 for commercial mortgage loans previously owned by the Company for which an election has been made under the real estate mortgage investment conduit provisions of the Internal Revenue Code of 1986, as amended ("the Code"). These certificates are included in fixed maturities available for sale in the accompanying consolidated financial statements. The outstanding principal balance of all of the senior and subordinated certificates was $39.6 million and $46.8 million as of December 31, 1996 and 1995, respectively. The principal balance of the subordinated certificates at December 31, 1996 and 1995, respectively, all of which were owned by the Company, was $24.9 million and $26.5 million. Losses associated with defaults and related foreclosures which may occur on the loans backing these pass-through certificates first reduce the principal balance of the subordinated certificates. The losses resulting from such foreclosures were $.1 million, $1.4 million, $1.7 million, and $2.5 million, for the periods from July 24, 1996, through December 31, 1996, January 1, 1996, through July 23, 1996, and years ended December 31, 1995 and 1994, respectively.

          The Company's fixed maturity securities portfolio consists primarily of mortgage-backed securities and corporate bonds, comprising 61.5% and 67.9%, and 36.4% and 29.3% of the portfolio as of December 31, 1996 and 1995, respectively. At December 31, 1996 and 1995, respectively, the amortized cost of the Company's fixed maturity portfolio was $1.2 billion and $1.1 billion consisting primarily of $722 million and $778 million in mortgage-backed securities and $428 million and $335 million in corporate bonds.

          As of December 31, 1996 and 1995, the Company owned $.9 million and $.8 million in equity securities classified as trading securities.

          Prior to the closing of the sale of the Company, the Company had investments in two limited partnerships which were formed for the purpose of participating in privately placed mezzanine investments. These investments generally include higher risk subordinated debt combined with equity securities. Included in the assets distributed to UCFC immediately prior to the closing of the sale of the Company was one of the limited partnership investments with a value of $17.8 million at July 23, 1996. (See note 2 to Notes to Consolidated Financial Statements.)

          The Company had a decrease in short-term investments of approximately $22.3 million at December 31, 1996 compared to December 31, 1995 as a result of reduced liquidity requirements primarily from the decline in the use of the home equity loan warehouse facility by UCFC.

          Liquidity and Capital Resources. The Company's principal cash requirements consist of funding the payment of policyholder claims and surrenders. Liquidity requirements for the Company's operations are generally met by funds provided from the sale of annuities and cash flow from its investments in fixed income securities and mortgage loans.

          Net cash flows from annuity operations is used to build the Company's investment portfolio, which in turn produces future cash flows from investment income and provides a secondary source of liquidity. Net cash provided by operating activities for 1996, 1995 and 1994 were approximately $83.7 million, $88.4 million and $62.6 million, respectively, resulting primarily from cash earnings on investments. The Company monitors available cash and cash equivalents to maintain adequate balances for current payments while maximizing cash available for longer term investment activities. The Company's financing activities during the years ended December 31, 1996, 1995 and 1994 reflect cash received primarily from sales by the Company of its annuity products of approximately $109.1 million, $135.3 million and $249.7 million, respectively. Cash used by financing activities during 1996, 1995 and 1994 also reflects payments of $269.9 million, $222.8 million and $191.8 million, respectively, primarily resulting from policyholder surrenders and claims. The increase in annuity surrenders during 1995 and 1996 was expected, due in part to an increase in the amount of annuity policies which were beyond the surrender penalty period and to the general interest rate environment during this period.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholder
United Companies Life Insurance Company:

We have audited the accompanying consolidated balance sheet of United Companies Life Insurance Company and subsidiary as of December 31, 1996, and the related consolidated statements of operations, cash flows, and stockholder's equity for the periods from July 24, 1996 to December 31, 1996 (Successor period), and from January 1, 1996 to July 23, 1996 (Predecessor period). Our audit also included the financial statement schedules listed in the Index at Item 14. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of United Companies Life Insurance Company and subsidiary as of December 31, 1996, and the results of their operations and their cash flows for the periods from July 24, 1996 to December 31, 1996 (Successor period), and from January 1, 1996 to July 23, 1996 (Predecessor period), in conformity with generally accepted accounting principles. Also in our opinion, the related financial statements schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective July 24, 1996, PennCorp Financial Group, Inc. acquired all of the outstanding stock of United Companies Life Insurance Company in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the period after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.


/s/ KPMG PEAT MARWICK LLP

Baton Rouge, Louisiana

February 28, 1997

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of United Companies Life Insurance Company

We have audited the accompanying consolidated balance sheet of United Companies Life Insurance Company and its subsidiary as of December 31, 1995, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the two years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of United Companies Life Insurance Company and its subsidiary at December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP


Baton Rouge, Louisiana
February 29, 1996

             UNITED COMPANIES LIFE INSURANCE COMPANY AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                          Purchase    Historical
                                                                          basis of     basis of
                                                                         accounting   accounting
                                                                         ----------   ----------
                                                                         December 31, December 31,
                                                                           1996          1995
                                                                         ----------   ----------
                                                                          (dollars in thousands)
Assets
Investments:
  Fixed maturity securities:
     Held for investment at amortized cost (fair value $50,902 in
       1996 and $59,330 in 1995)......................................   $   48,473   $   60,919
     Available for sale at fair value (amortized cost $1,127,850
       in 1996 and $1,094,385 in 1995)................................    1,144,165    1,140,160
  Mortgage loans on real estate, less allowances for doubtful
   loans of $11,945 in 1996 and $2,117 in 1995........................      235,981      336,269
  Investment real estate .............................................         --         32,423
  Policy loans .......................................................       21,536       20,291
  Investments in limited partnerships ................................        5,704       25,594
  Short-term investments .............................................          467       22,804
  Other invested assets ..............................................        1,491        3,263
                                                                         ----------   ----------
          Total investments ..........................................    1,457,817    1,641,723
Cash .................................................................       14,487        3,028
Accrued investment income ............................................       17,251       16,529
Due from reinsurers ..................................................       34,923       33,583
Present value of insurance in force ..................................       54,931         --
Deferred policy acquisition costs ....................................        4,187       90,703
Costs in excess of net assets acquired ...............................       33,373         --
Deferred income tax benefit ..........................................       11,589         --
Other assets .........................................................        7,186        3,831
Assets held in separate accounts .....................................       18,052          211
                                                                         ----------   ----------
          Total assets ...............................................   $1,653,796   $1,789,608
                                                                         ==========   ==========

Liabilities and stockholder's equity
Liabilities:
  Policy reserves ....................................................   $1,441,582   $1,530,805
  Repurchase agreements ..............................................         --         40,857
  Deferred income tax payable ........................................         --         22,770
  Other liabilities ..................................................       16,755        8,440
  Liabilities related to separate accounts ...........................       18,052          211
                                                                         ----------   ----------
          Total liabilities ..........................................    1,476,389    1,603,083
                                                                         ----------   ----------
Stockholder's equity:
  Common stock, $2 par value;
     Authorized - 4,200,528 shares;
     Issued - 4,200,528 shares .......................................        8,401        8,401
  Additional paid-in capital .........................................      158,913       28,980
  Retained earnings ..................................................        6,076      119,667
  Net unrealized gains on securities .................................        4,017       29,477
                                                                         ----------   ----------
          Total stockholder's equity .................................      177,407      186,525
                                                                         ----------   ----------
          Total liabilities and stockholder's equity .................   $1,653,796   $1,789,608
                                                                         ==========   ==========



         See accompanying notes to consolidated financial statements.

             UNITED COMPANIES LIFE INSURANCE COMPANY AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                 Purchase
                                                                  basis of
                                                                 accounting        Historical basis of accounting
                                                                 ----------   --------------------------------------
                                                                 Period from  Period from
                                                                 Jul 24 to     Jan 1 to
                                                                   Dec 31,     Jul 23,      Years ended December 31,
                                                                 ----------   ----------    ------------------------
                                                                    1996         1996          1995          1994
                                                                 ----------   ----------    ----------    ----------
                                                                               (dollars in thousands)
REVENUES:
  Premiums ...................................................   $    3,483   $    3,732    $    8,508    $   11,373
  Interest sensitive policy product charges ..................        1,048        1,421         1,949         1,432
  Net investment income ......................................       50,041       66,421       125,591       117,105
  Realized investment gains (losses) .........................          559       (1,592)       (3,670)       (4,803)
  Other income ...............................................          907           52           172            (8)
                                                                 ----------   ----------    ----------    ----------
          Total revenues .....................................       56,038       70,034       132,550       125,099
                                                                 ----------   ----------    ----------    ----------

EXPENSES:
  Interest on annuity policies ...............................       32,022       42,434        81,035        74,497
  Insurance benefits .........................................        3,836        5,967         9,930        12,654
  Amortization of present value of insurance in force
       and deferred policy acquisition costs .................        5,068        9,699        13,159        13,528
  Amortization of costs in excess of net assets acquired .....          675           --            --            --
  Underwriting and other administrative expenses .............        4,733        9,753        16,326        15,340
                                                                 ----------   ----------    ----------    ----------
          Total benefits and expenses ........................       46,334       67,853       120,450       116,019
                                                                 ----------   ----------    ----------    ----------

Income before income taxes ...................................        9,704        2,181        12,100         9,080
                                                                 ----------   ----------    ----------    ----------

PROVISION (BENEFIT) FOR INCOME TAXES:
  Current ....................................................        2,427        1,139         5,259         5,915
  Deferred ...................................................        1,201         (370)       (1,194)       (2,721)
                                                                 ----------   ----------    ----------    ----------
          Total ..............................................        3,628          769         4,065         3,194
                                                                 ----------   ----------    ----------    ----------
  Net income .................................................   $    6,076   $    1,412    $    8,035    $    5,886
                                                                 ==========   ==========    ==========    ==========



         See accompanying notes to consolidated financial statements.

             UNITED COMPANIES LIFE INSURANCE COMPANY AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                              Purchase
                                                                                              basis of    Historical basis
                                                                                              accounting    of accounting
                                                                                              ----------    -------------
                                                                                              Period from  Period from
                                                                                               Jul 24 to    Jan 1 to
                                                                                                Dec 31,      Jul 23,
                                                                                               ---------    ---------
                                                                                                 1996         1996
                                                                                               ---------    ---------
                                                                                               (dollars in thousands)
Cash flows from operating activities:
   Net income ..............................................................................   $   6,076    $   1,412
   Adjustments to reconcile net income to net cash provided by operating activities:
     Capitalization of deferred policy acquisition costs ...................................      (5,172)      (4,797)
     Amortization of intangibles, depreciation and accretion, net ..........................       5,743        9,699
     Decrease in policy liabilities and accruals and other policyholder funds ..............      28,282       37,485
     Purchases of trading securities .......................................................         (99)        (593)
     Sales of trading securities ...........................................................         228          441
     Other, net ............................................................................       2,000        3,032
                                                                                               ---------    ---------
          Net cash provided by operating activities ........................................      37,058       46,679
                                                                                               ---------    ---------

Cash flows from investing activities:
     Purchases of securities available for sale ............................................     (94,025)        (158)
     Maturities of securities held for investment ..........................................       7,796        2,790
     Maturities of securities available for sale ...........................................      18,781       35,692
     Acquisitions and originations of mortgage loans .......................................    (112,473)    (749,952)
     Sales of securities available for sale ................................................           3         --
     Sales of mortgage loans ...............................................................     151,972      732,484
     Principal payments on mortgage loans ..................................................      21,657       44,264
     Decrease (increase) in short-term investments, net (including changes in amounts
          due to broker) ...................................................................      50,063      (27,726)
     Other, net ............................................................................         153          235
                                                                                               ---------    ---------
          Net cash provided by investing activities ........................................      43,927       37,629
                                                                                               ---------    ---------

Cash flows from financing activities:
     Receipts from interest sensitive products credited to policyholders' account balances..      52,675       56,403
     Return of policyholders' account balances on interest sensitive products ..............    (109,233)    (160,622)
     Other, net ............................................................................       4,961        1,982
                                                                                               ---------    ---------
          Net cash used by financing activities ............................................     (51,597)    (102,237)
                                                                                               ---------    ---------
          Increase (decrease) in cash ......................................................      29,388      (17,929)
Cash (overdraft) at beginning of year or acquisition date...................................     (14,901)       3,028
                                                                                               ---------    ---------
Cash (overdraft) at end of year or acquisition date.........................................   $  14,487    $ (14,901)
                                                                                               =========    =========

Supplemental disclosures:
     Income taxes paid .....................................................................   $    --      $   2,797
     Interest paid .........................................................................         439        2,392
                                                                                           Historical basis of accounting
                                                                                           ------------------------------
                                                                                              Year Ended December 31,
                                                                                               ----------------------
                                                                                                 1995         1994
                                                                                               ---------    ---------
                                                                                                (dollars in thousands)
Cash flows from operating activities:
   Net income ..............................................................................   $   8,035    $   5,886
   Adjustments to reconcile net income to net cash provided by operating activities:
     Capitalization of deferred policy acquisition costs ...................................     (11,947)     (21,947)
     Amortization of intangibles, depreciation and accretion, net ..........................      13,159       13,528
     Decrease in policy liabilities and accruals and other policyholder funds ..............      71,048       59,860
     Purchases of trading securities .......................................................        (442)        (919)
     Sales of trading securities ...........................................................         541          232
     Other, net ............................................................................       8,017        5,974
                                                                                               ---------    ---------
          Net cash provided by operating activities ........................................      88,411       62,614
                                                                                               ---------    ---------

Cash flows from investing activities:
     Purchases of securities available for sale ............................................    (136,503)    (300,384)
     Maturities of securities held for investment ..........................................       1,940        2,270
     Maturities of securities available for sale ...........................................      51,000       76,778
     Acquisitions and originations of mortgage loans .......................................  (1,208,195)    (901,898)
     Sales of securities available for sale ................................................      25,185        7,363
     Sales of mortgage loans ...............................................................   1,111,636      940,099
     Principal payments on mortgage loans ..................................................      71,294       94,084
     Decrease (increase) in short-term investments, net (including changes in amounts
          due to broker) ...................................................................      31,860      (17,813)
     Other, net ............................................................................        (180)        (630)
                                                                                               ---------    ---------
          Net cash used by investing activities ............................................     (51,963)    (100,131)
                                                                                               ---------    ---------

Cash flows from financing activities:
     Receipts from interest sensitive products credited to policyholders' account balances..     135,325      249,738
     Return of policyholders' account balances on interest sensitive products ..............    (222,791)    (191,812)
     Other, net ............................................................................      40,877      (29,956)
                                                                                               ---------    ---------
          Net cash used by financing activities.... ........................................     (46,589)      27,970
                                                                                               ---------    ---------
          Increase (decrease) in cash ......................................................     (10,141)      (9,547)
Cash at beginning of year ..................................................................      13,169       22,716
                                                                                               ---------    ---------
Cash at end of year ........................................................................   $   3,028    $  13,169
                                                                                               =========    =========

Supplemental disclosures:
     Income taxes paid .....................................................................   $   4,655    $   1,399
     Interest paid .........................................................................       3,362        1,987




         See accompanying notes to consolidated financial statements.

             UNITED COMPANIES LIFE INSURANCE COMPANY AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY


                                                                                                           Net
                                                                                                        Unrealized
                                                                       Additional                          Gains          Total
                                                        Common          Paid-in          Retained        (Losses)      Stockholder's
                                                         Stock          Capital          Earnings       on Securities   Equity
                                                    --------------   --------------   ---------------  --------------- ------------
                                                                               (dollars in thousands)
HISTORICAL BASIS OF ACCOUNTING:
   Balance, December 31, 1993...................        $ 8,401          $28,980          $105,746         $    --        $143,127
   Net income...................................            --               --              5,886              --           5,886
   Cumulative effect of accounting change, net..            --               --                --           (46.834)       (46,834)
                                                         ------         --------          --------         --------       --------
   Balance, December 31, 1994...................          8,401           28,980           111,632          (46,834)       102,179
   Net income...................................            --               --              8,035              --           8,035
   Change in net unrealized gains (losses)
     on securities, net.........................            --               --                --            76,311         76,311
                                                         ------         --------          --------         --------       --------
   Balance, December 31, 1995...................          8,401           28,980           119,667           29,477        186,525
   Net income...................................            --               --              1,412              --           1,412
   Change in net unrealized gains (losses)
     on securities, net.........................            --               --                --           (31,665)       (31,665)
   Distribution to stockholder..................            --               --            (58,334)             --         (58,334)
                                                         ------         --------          --------         --------       --------
        Balance, July 23, 1996..................         $8,401         $ 28,980          $ 62,745          $(2,188)      $ 97,938
                                                         ======         ========          ========         ========       ========

PURCHASE BASIS OF ACCOUNTING:
   Balance, July 24, 1996.......................         $8,401         $101,655          $    --          $    --        $110,056
   Net income...................................            --               --              6,076              --           6,076
   Capital contribution.........................            --            57,258               --               --          57,258
   Change in net unrealized gains (losses)
     on securities, net.........................            --               --                --             4,017          4,017
                                                         ------         --------          --------         --------       --------
        Balance, December 31, 1996..............         $8,401         $158,913          $  6,076         $  4,017       $177,407
                                                         ======         ========          ========         ========       ========



         See accompanying notes to consolidated financial statements.

             UNITED COMPANIES LIFE INSURANCE COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         1.1 Principles of Consolidation. The consolidated financial statements include United Companies Life Insurance Company (the "Company") and its wholly-owned subsidiary, United Variable Services, Inc. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

         1.2 Organization. United Companies Life Insurance Company (the "Company" or "UC Life") is a wholly-owned subsidiary of Pacific Life and Accident Insurance Company ("PLAIC"), a wholly-owned subsidiary of PennCorp Financial Group, Inc. ("PennCorp"). (See note 2 to Notes to Consolidated Financial Statements.) PennCorp is an insurance holding company which offers, through its wholly-owned subsidiaries, a broad range of life insurance, annuity and accident and sickness products.

             The Company, a life insurance company domiciled in Louisiana and organized in 1955, is currently authorized to conduct business in 47 states, the District of Columbia and Puerto Rico. The primary products of the Company are tax deferred annuity contracts marketed to individuals principally through financial institutions and independent agents.

         1.3 Basis of Presentation. The accompanying financial statements have been prepared in accordance with generally accepted accounting principals ("GAAP") on a historical cost basis of accounting through the date of acquisition and on a purchase GAAP push-down basis of accounting ("purchase GAAP") from the date of acquisition to the end of the period. The comparability of the financial condition and the operating results for the post-acquisition period and the pre-acquisition periods are affected by the mark to market valuation of assets and liabilities under purchase accounting which became the new cost basis.

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

         1.4   Investments.

         1.4(a)Fixed Maturity and Equity Securities. During the first quarter of 1994, the Company implemented the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, which revised the method of accounting for certain of the Company's investments. Prior to adoption of SFAS No. 115, the Company reported its investments in fixed income investments at amortized cost, adjusted for declines in value considered to be other than temporary. SFAS No. 115 requires the classification of securities in one of three categories: "available for sale," "held to maturity" or "trading." Securities classified as held to maturity are carried at amortized cost, whereas securities classified as trading securities or available for sale are recorded at fair value. Effective with the adoption of SFAS No. 115, the Company determined the appropriate classification of its investments and, if necessary, adjusted the carrying value of such securities, accordingly, as if the unrealized gains or losses had been realized. The adjustment, net of applicable income taxes, for investments classified as available for sale is recorded in "Net unrealized gains (losses) on securities" and is included in stockholder's equity on the balance sheet. The adjustment for investments classified as trading is recorded in "other income" in the statement of income.

         1.4(b) Mortgage Loans on Real Estate. Loans are carried at amortized cost, net of an allowance for losses. The Company provides for estimated loan losses on loans owned by the Company by establishing an allowance for loan losses through a charge to earnings. The Company conducts periodic reviews of the quality of the loan portfolio and estimates the risk of loss based upon historical loss experience, prevailing economic conditions, estimated collateral value and such other factors which, in management's judgment, are relevant in estimating the adequacy of the Company's allowance for loan losses. While management uses the best information available in conducting its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions, collateral value or other elements used in conducting the review.

         1.4(c) Investment Real Estate. The Company's investments in real estate are comprised of properties received in settlement of loans ("foreclosed properties"). The Company records foreclosed properties at the lower of their fair value less estimated costs to sell ("fair value") or the outstanding loan amount plus accrued interest ("cost"). The Company accomplishes this by providing a specific reserve, on a property by property basis, for the difference between fair value and cost. Fair value is determined by property appraisals performed either by its former affiliate, United Companies Lending Corporation ("UC Lending"), or independent appraisers. The related adjustments are included in the Company's provision for losses. Depreciation is computed on the straight-line method over the estimated useful lives of the underlying property. In conjunction with the sale of the Company (see note 2 to Notes to Consolidated Financial Statements) all of the Company's investment real estate was distributed to its former parent.

         1.4(d) Policy Loans. Policy loans are reported at unpaid principal balance.

         1.4(e) Investment in Limited Partnerships. The Company's investment in limited partnerships, whose affairs are not controlled by the Company, is reflected on the equity method.

         1.4(f) Short-term Investments. At December 31, 1996, short-term investments totaled $467,000 bearing interest rates ranging from 4.9% to 5.3% per annum.

         1.4(g) Realized Investment Gains and Losses. Realized investment gains and losses and declines in value which are other than temporary, determined on the basis of specific identification, are included in net income.

         1.5 Present Value of Insurance In Force. The present value of insurance in force represents the anticipated gross profits to be realized from future revenues on insurance in force at the date the Company was purchased, discounted to provide an appropriate rate of return and amortized, with interest, over the years that such profits are anticipated to be received in proportion to the estimated gross profits.

         1.6 Deferred Policy Acquisition Costs. Commissions and other costs related to the production of new and renewal business have been deferred. The deferred costs related to traditional life insurance are amortized over the premium payment period using assumptions consistent with those used in computing policy benefit reserves. Deferred costs related to annuities and interest sensitive products are amortized over the estimated life of the policy in relation to the present value of estimated gross profits on the contract. The Company periodically reviews the appropriateness of assumptions used in calculating the estimated gross profits on annuity contracts. Any change required in these assumptions may result in an adjustment to deferred policy acquisition costs which would affect income.

         1.7 Costs in Excess of Net Assets Acquired. Costs in excess of the fair value of net assets acquired are amortized on a straight-line basis over 20 years. Accumulated amortization was $675,000 at December 31, 1996.

         The Company continuously monitors the value of costs in excess of net assets acquired based upon estimates of future earnings. Any amounts deemed to be impaired are charged, in the period in which such impairment was determined, as an expense against earnings. For the periods presented there was no charge to earnings for the impairment of costs in excess of net assets acquired.

         1.8 Other Assets. Property is stated at cost less accumulated depreciation and is included in "Other assets." Depreciation is computed on the straight-line and accelerated methods over the estimated useful lives of the assets.

         1.9 Policy Reserves. Policy benefit reserves for traditional life insurance policies have been provided on a net level premium method including assumptions as to investment yield, mortality and withdrawals based on the Company's experience and industry standards with provisions for possible adverse deviation. Investment yield assumptions range from 5.5% to 8.5% per annum. Policy benefit reserves include certain deferred profits on limited payment policies. These profits are being recognized in income over the policy term. Subsequent to the purchase, the Company utilizes statutory reserves as a reasonable approximation of GAAP reserves for all non-interest sensitive products.

              Reserves for annuity policies and interest sensitive life policies represent the policy account balance, or accumulated fund value, before applicable surrender charges. Benefit claims incurred in excess of related policy account balances and interest credited during the period to policy account balances are charged to expense.

         1.10 Repurchase agreements. At December 31, 1995, the Company had a liability of approximately $40.9 million incurred pursuant to securities sold under agreements to repurchase ("repurchase agreements"). The securities sold under these agreements are classified as "Available for sale" investment securities and are carried at their aggregate market value of $42.2 million at December 31, 1995. The repurchase agreements bore interest at 5.70% and 5.74% and matured in January, 1996. There were no repurchase agreements at December 31, 1996.

         1.11 Income Taxes. The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to (i) temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and (ii) operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Prior to the date of the sale, the Company filed a consolidated federal income tax return with its former parent and other former affiliated companies. The former parent allocated to the Company its proportionate share of the consolidated tax liability under a tax allocation agreement whereby each affiliate's federal income tax provision is computed on a separate return basis. Subsequent to the purchase, the Company files a consolidated return with PLAIC whereby the Company's proportionate share of the consolidated tax liability is allocated based upon separate return calculations.

         1.12 Insurance Revenues. Income on short duration single premium contracts, primarily credit insurance products, is recognized over the contract period. Premiums on other insurance contracts principally traditional life insurance and limited payment life insurance policies, are recognized as revenue when due.

         Revenues for interest sensitive annuity contracts represent charges assessed against the policyholders' account balance, primarily for the surrenders.

         1.13 Reinsurance. The Company generally reinsures with other insurance companies the portion of any one risk which exceeds $100,000. On certain types of policies this limit is $25,000. The Company is contingently liable for insurance ceded to reinsurers. Premiums ceded under reinsurance agreements were $1.3 million, $1.7 million and $2.1 million in 1996, 1995 and 1994, respectively. Reserve credit taken under reinsurance agreements totaled $33.9 million, $32.9 million and $34.0 million at December 31, 1996, 1995 and 1994, respectively.

         The Company has a receivable at December 31, 1996 of approximately $32.7 million from one reinsurer; however, the funds supporting the receivable are escrowed in a separate trust account for the benefit of the Company by the reinsurer. The following table reflects the effect of reinsurance agreements on premiums and the amounts earned for the periods indicated.

                                    Purchase
                                     basis of
                                    accounting          Historical basis of accounting
                                    ----------    --------------------------------------
                                   Period from   Period from
                                    Jul 24 to     Jan 1 to
                                      Dec 31,      Jul 23,      Years ended December 31,
                                    ----------    ----------    ------------------------
                                       1996          1996          1995          1994
                                    ----------    ----------    ----------    ----------
                                                   (dollars in thousands)
Direct premiums .................   $    2,704    $    3,148    $    7,659    $   10,537
Reinsurance assumed .............        1,214         1,461         2,589         2,966
Reinsurance ceded ...............         (435)         (877)       (1,740)       (2,130)
                                    ----------    ----------    ----------    ----------
     Net insurance premiums .....   $    3,483    $    3,732    $    8,508    $   11,373
                                    ==========    ==========    ==========    ==========

         1.14 Participating Policies. Direct participating business, primarily related to the Company's pre-need funeral policies, represented 9%, 8.2% and 7.2% of the life insurance in force as of December 31, 1996, 1995 and 1994, respectively. The amount of dividends paid on participating policies is based on published dividend scales and totaled $1.4 million, $1.2 million and $1.0 million for the years ended December 31, 1996, 1995 and 1994, respectively.

         1.15 Reclassifications. Certain amounts from prior periods have been reclassified to conform with the current year presentation. Such reclassifications had no effect on net income.

2.       SALE OF THE COMPANY

         On July 24, 1996, PLAIC consummated the acquisition of the Company from United Companies Financial Corporation ("UC Financial"). Pursuant to an Amended and Restated Stock Purchase Agreement (the "Agreement") dated as of July 24, 1996, PLAIC acquired 100% of the outstanding capital stock of UC Life (the "UC Life Common Stock") for $110.1 million in cash including expenses incurred of $9.7 million as part of the acquisition. Immediately following the acquisition of UC Life, PLAIC contributed $57.3 million in cash to UC Life, which represented the market value of certain real estate and other assets distributed to UC Financial immediately prior to the consummation of the acquisition.

         The Company's acquisition has been accounted for using the purchase method of accounting. The total purchase price of the acquisition was allocated to the tangible and intangible assets and liabilities acquired based upon their respective fair values as of the date of acquisition. Based upon such respective fair values, the value of the net assets acquired was $76.0 million, resulting in costs in excess of net assets acquired at the date of acquisition of $34.1 million.

3.       INVESTMENTS

         3.1 Fixed Maturity Securities. The Company's portfolio of fixed maturity securities consisted of the following:

                                              December 31, 1996
                               -------------------------------------------------
                               Amortized    Unrealized   Unrealized
                                  Cost        Gains        Losses     Fair Value
                               ----------   ----------   ----------   ----------
                                            (dollars in thousands)
Available for Sale:
     U.S. Government .......   $    9,029   $       93   $     --     $    9,122
     Municipal .............        5,434            1           48        5,387
     Foreign ...............       10,920          185         --         11,105
     Corporate .............      414,551        5,944        1,064      419,431
     Mortgage-backed .......      687,916       11,210            6      699,120
                               ----------   ----------   ----------   ----------
          Total ............   $1,127,850   $   17,433   $    1,118   $1,144,165
                               ==========   ==========   ==========   ==========
Held for Investment:
     Corporate .............   $   13,927   $      124   $        2   $   14,049
     Mortgage-backed .......       34,546        2,307         --         36,853
                               ----------   ----------   ----------   ----------
          Total ............   $   48,473   $    2,431   $        2   $   50,902
                               ==========   ==========   ==========   ==========

                                             December 31, 1995
                               -------------------------------------------------
                               Amortized    Unrealized   Unrealized
                                  Cost        Gains        Losses     Fair Value
                               ----------   ----------   ----------   ----------
                                            (dollars in thousands)
Available for Sale:
     U.S. Government .......   $   11,504   $      409   $     --     $   11,913
     Municipal .............          425           21         --            446
     Foreign ...............       20,394        1,916         --         22,310
     Corporate .............      328,546       22,452          679      350,319
     Mortgage-backed .......      733,516       22,258          602      755,172
                               ----------   ----------   ----------   ----------
          Total ............   $1,094,385   $   47,056   $    1,281   $1,140,160
                               ==========   ==========   ==========   ==========
Held for Investment:
     Corporate .............   $   16,692   $      550   $      281   $   16,961
     Mortgage-backed .......       44,227        1,414        3,272       42,369
                               ----------   ----------   ----------   ----------
          Total ............   $   60,919   $    1,964   $    3,553   $   59,330
                               ==========   ==========   ==========   ==========

         The cost and estimated fair value of fixed maturity securities by contractual maturity at December 31, 1996 are shown below.

                                        Available for Sale        Held for Investment
                                      -----------------------   -----------------------
                                      Amortized      Fair        Amortized      Fair
                                        Cost         Value         Cost         Value
                                      ----------   ----------   ----------   ----------
                                                   (dollars in thousands)
1 year or less ....................   $   14,605   $   14,637   $     --     $     --
Over 1 year through 5 years .......       87,224       87,973        8,507        8,568
Over 5 years through 10 years .....      319,480      323,733        5,420        5,481
After 10 years ....................       18,625       18,702         --           --
Mortgage-backed securities ........      687,916      699,120       34,546       36,853
                                      ----------   ----------   ----------   ----------
     Total ........................   $1,127,850   $1,144,165   $   48,473   $   50,902
                                      ==========   ==========   ==========   ==========

         Expected maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

         In 1990, the Company securitized pools of commercial real estate loans owned by it in two transactions and in connection therewith sold pass-through certificates ("Series 90-1" and "Series 90-2") for which an election under the real estate mortgage investment conduit provisions ("REMIC") of the Internal Revenue Code of 1986, as amended were made. The Company retained as an investment subordinated junior certificates in both issues, as well as a senior certificate interest in Series 90-2.

         Included in Held for investment fixed maturity securities are investments in the two REMIC's of approximately $34 million at December 31, 1996, and $44.2 million at December 31, 1995.

         A summary of the Company's investment at December 31, 1996, in the REMIC's is as follows:

                                                                 Remaining
                                      Date of                    Principal           Carrying           Interest       Maturity
                                       Issue                      Balance              Value              Rate          Date
                                     ------------              ------------         -----------           -----      -------------
                                                                              (dollars in thousands)
United Companies Life REMIC
   Series 90-1, Class B-1........... Mar 29, 1990              $     10,574         $     7,263           10.05%     Sep 25,  2009
   Series 90-2, Class A-3........... Dec 18, 1990                    14,688              14,965            9.88%     May 25, 2000
   Series 90-2, Class B-1........... Dec 18, 1990                    14,339              11,750            9.88%     Jan 25,  2009
                                                               ------------         -----------
                                                               $     39,601         $    33,978
                                                               ============         ===========


          At December 31, 1996, securities with a cost of $9.3 million were on deposit with insurance regulatory authorities.

     3.2 Equity Securities. The net unrealized capital gains and losses on common stocks included as "Other invested assets" are as follows:

                                                December 31, 1996
                               -------------------------------------------------
                                            Unrealized   Unrealized       Fair
                                 Cost          Gains       Losses        Value
                               ----------   ----------   ----------   ----------
                                           (dollars in thousands)
Trading ....................   $      765   $      169   $       34   $      900
Available for sale .........           78          --            72            6
                               ----------   ----------   ----------   ----------
    Total ..................   $      843   $      169   $      106   $      906
                               ==========   ==========   ==========   ==========

                                              December 31, 1995
                               -------------------------------------------------
                                            Unrealized   Unrealized       Fair
                                 Cost          Gains       Losses        Value
                               ----------   ----------   ----------   ----------
                                           (dollars in thousands)
Trading ....................   $      545   $      215   $        8   $      752
Available for sale .........          467         --            425           42
                               ----------   ----------   ----------   ----------
     Total .................   $    1,012   $      215   $      433   $      794
                               ==========   ==========   ==========   ==========

     3.3 Mortgage Loans on Real Estate. The following schedule summarizes the composition of mortgage loans on real estate:

                                       December 31,
                                  ------------------------
                                    1996          1995
                                  ----------    ----------
                                    (dollars in thousands)
Residential ...................   $   61,911    $  169,175
Allowance for loan losses .....       (7,734)         --
Unearned loan charges .........         (266)         (301)
                                  ----------    ----------
Residential, net ..............       53,911       168,874
                                  ----------    ----------
Commercial ....................      186,281       169,512
Allowance for loan losses .....       (4,211)       (2,117)
                                  ----------    ----------
Commercial, net ...............      182,070       167,395
                                  ----------    ----------
     Total ....................   $  235,981    $  336,269
                                  ==========    ==========

         Included in the loans owned at December 31, 1996 and 1995 were nonaccrual loans of $1.4 million and $2.4 million, respectively.

         The Company provides an estimate for future credit losses in an allowance for loan losses. A summary analysis of the changes in the Company's allowance for loan losses is as follows:


                                    Purchase basis
                                     of accounting                         Historical basis of accounting
                                 ---------------------    ------------------------------------------------------------------------
                                       Period from             Period from
                                    Jul 24 to Dec 31,        Jan 1 to Jul 23,                    Years ended Dec 31,
                                         1996                     1996                      1995                    1994
                                 ---------------------    ----------------------   ----------------------   ----------------------
                                 Commercial Residential   Commercial  Residential  Commercial  Residential  Commercial  Residential
                                 ---------   ---------    ---------    ---------   ---------    ---------   ---------    ---------
                                                                       (dollars in thousands)
Balance at beginning of year .   $   4,211   $   8,450    $   2,117    $    --     $   1,778    $    --     $   2,639    $    --
Loans charged to allowance ...        --          (716)        (771)        --          (194)        --        (1,510)        --
Loan loss provision ..........        --          --            478         --           533         --           649         --
                                 ---------   ---------    ---------    ---------   ---------    ---------   ---------    ---------
Balance at end of year .......   $   4,211   $   7,734    $   1,824    $    --     $   2,117    $    --     $   1,778    $    --
                                 =========   =========    =========    =========   =========    =========   =========    =========

Specific reserves ............   $     706   $   7,734    $     824    $    --     $   1,117    $    --           752    $    --
Unallocated reserves .........       3,505        --          1,000         --         1,000         --         1,026         --
                                 ---------   ---------    ---------    ---------   ---------    ---------   ---------    ---------
     Total reserves ..........   $   4,211   $   7,734    $   1,824    $    --     $   2,117    $    --     $   1,778    $    --
                                 =========   =========    =========    =========   =========    =========   =========    =========

         To the date of the sale of the Company on July 23, 1996, the Company assumed no credit risk on the residential loans portfolio whose principal and interest was guaranteed by UCFC. Therefore, residential loan loss reserves were established on the portfolio in conjunction with determining the acquisition value of the residential loans.

         3.4 Investment Real Estate. Immediately prior to closing, the Company distributed all of its real estate to its former parent. (See note 2 to Notes to Consolidated Financial Statements.)

         3.5 Investment In Limited Partnerships. Immediately prior to closing, the Company distributed a limited partnership investment to its former parent. (See note 2 to Notes to Consolidated Financial Statements.) Following is an analysis of the Company's investment in limited partnerships:

                                             Purchase
                                             basis of
                                            accounting         Historical basis of accounting
                                            ----------    ----------------------------------------
                                            Period from   Period from
                                             Jul 24 to      Jan 1 to
                                              Dec 31,       Jul 23,       Year Ended December 31,
                                            ----------    ----------      ----------    ----------
                                               1996          1996             1995          1994
                                            ----------    ----------      ----------    ----------
                                                         (dollars in thousands)
Balance, beginning of period.............   $    6,041    $   25,594      $   26,672    $   26,698
Contributions and capitalized costs .....           43           620           9,869         5,168
Net partnership income ..................          948         1,061           6,279         1,480
Distributions ...........................       (1,328)       (3,451)        (17,226)       (6,674)
Distribution of partnerships ............         --         (17,783)           --            --
                                            ----------    ----------      ----------    ----------
     Balance, end of period..............   $    5,704    $    6,041      $   25,594    $   26,672
                                            ==========    ==========      ==========    ==========

         The limited partnerships were formed for the purpose of participating in privately placed mezzanine investments. These investments, acquired in leveraged investment transactions, generally include higher risk subordinated debt combined with equity securities.

         3.6 Investment Income. Investment income by type that exceeds five percent of total investment income was as follows:


                                       Purchase
                                       basis of
                                      accounting      Historical basis of accounting
                                      ----------   ------------------------------------
                                      Period from  Period from
                                       Jul 24 to    Jan 1 to
                                        Dec 31,      Jul 23,    Years ended December 31,
                                      ----------   ----------   -----------------------
                                         1996         1996         1995         1994
                                      ----------   ----------   ----------   ----------
                                                   (dollars in thousands)
Fixed maturity securities .........   $   37,140   $   47,606   $   85,852   $   74,443
Mortgage loans on real estate .....       11,192       20,331       35,056       42,763
Other investments .................        3,281        4,067       14,386        8,925
                                      ----------   ----------   ----------   ----------
     Cross investment income ......       51,613       72,004      135,294      126,131
Less: Investment expenses .........        1,572        5,583        9,703        9,026
                                      ----------   ----------   ----------   ----------
     Net investment income ........   $   50,041   $   66,421   $  125,591   $  117,105
                                      ==========   ==========   ==========   ==========

         3.7 Realized, and Changes in Unrealized, Investment Gains (Losses). Net realized, and changes in unrealized, investment gains (losses) were as follows:


                                                          Purchase
                                                           basis of
                                                          accounting      Historical basis of accounting
                                                          ----------    --------------------------------------
                                                         Period from  Period from
                                                          Jul 24 to    Jan 1 to
                                                            Dec 31,      Jul 23,      Years ended December 31,
                                                          ----------    ----------    ----------    ----------
                                                             1996         1996         1995         1994
                                                          ----------    ----------    ----------    ----------
                                                                         (dollars in thousands)
Fixed maturity securities:
     Gross gains ......................................   $     --      $       42    $      524    $      303
     Gross losses .....................................         (157)       (1,388)       (1,807)       (3,373)
     Loss provision ...................................         --             477          (350)        1,198
                                                          ----------    ----------    ----------    ----------
          Net losses on fixed maturity securities .....         (157)         (869)       (1,633)       (1,872)
                                                          ----------    ----------    ----------    ----------
Mortgage loans on real estate:
     Losses on sale ...................................         --            (771)         (194)         --
     Loss provision ...................................          716           293          (339)          861
                                                          ----------    ----------    ----------    ----------
          Net gains (losses) on mortgage loans on
            real estate ...............................          716          (478)         (533)          861
                                                          ----------    ----------    ----------    ----------
Investment real estate:
     Losses on sale ...................................         --          (1,098)       (2,638)       (2,840)
     Loss provision ...................................         --             853         1,134          (952)
                                                          ----------    ----------    ----------    ----------
          Net losses on investment real estate ........         --            (245)       (1,504)       (3,792)
                                                          ----------    ----------    ----------    ----------
               Realized investment gains (losses) .....   $      559    $   (1,592)   $   (3,670)   $   (4,803)
                                                          ==========    ==========    ==========    ==========
Changes in unrealized gains (losses):
     Securities held for investment...................    $    2,429    $   (2,789)   $      681    $   (1,989)
     Securities available for sale....................        16,243       (48,716)      117,404       (72,054)
                                                          ----------    ----------    ----------    ----------
          Net change in unrealized gains (losses).....    $   18,672    $  (51,505)   $  118,085    $  (74,043)
                                                          ==========    ==========    ==========    ==========
Trading portfolio:
     Net gains (losses) from sales....................    $      (20)   $       37    $      (12)   $      (31)
     Net change in unrealized gains (losses)..........           135           (26)          184            23
                                                          ----------    ----------    ----------    ----------
               Total trading gains (losses)...........    $      115    $       11    $      172    $       (8)
                                                          ==========    ==========    ==========    ==========

         3.8 Individually Significant Investments. The following investments, other than obligations of the U.S. Government or agencies thereof, individually exceeded 10% of total stockholder's equity:

                                              December 31,1996
                                           -----------------------
                                             Amortized      Fair
                                               Cost        Value
                                           ----------   ----------
                                            (Dollars in thousands)
United Companies Life REMIC 1990-2 .....   $   26,715   $   27,595
FNMA Pool #161648 ......................       25,568       25,729
                                           ----------   ----------
                                           $   52,283   $   53,324
                                           ==========   ==========


                                              December 31,1995
                                           -----------------------
                                             Amortized      Fair
                                               Cost        Value
                                           ----------   ----------
                                            (Dollars in thousands)
United Companies Life REMIC 1990-2 .....   $   33,931   $   35,488
FNMA Pool #161648 ......................       30,370       31,112
FNMA Pool #124447 ......................       18,263       18,366
CIGNA Mezzanine Partners III L.P. ......       17,233       17,233
                                           ----------   ----------
                                           $   99,797   $  102,199
                                           ==========   ==========

4.       INCOME TAXES

         The provision (benefit) for income taxes attributable to operations is as follows:

                                 Purchase
                                 basis of
                                accounting         Historical basis of accounting
                               -----------   -----------------------------------------
                               Period from   Period from
                                Jul 24 to     Jan 1 to
                                 Dec 31,       Jul 23,        Years ended December 31,
                               -----------   -----------    --------------------------
                                   1996          1996           1995           1994
                               -----------   -----------    -----------    -----------
                                               (dollars in thousands)
Current ....................   $     2,427   $     1,139    $     5,259    $     5,915
Deferred ...................         1,201          (370)        (1,194)        (2,721)
                               -----------   -----------    -----------    -----------
          Total ............   $     3,628   $       769    $     4,065    $     3,194
                               ===========   ===========    ===========    ===========

         Reported income tax expense attributable to operations differs from the amount computed by applying the statutory federal income tax rate to income from operations before income taxes for the following reasons:

                                                        Purchase
                                                        basis of
                                                       accounting      Historical basis of accounting
                                                       ----------   -------------------------------------
                                                       Period from  Period from
                                                        Jul 24 to    Jan 1 to
                                                         Dec 31,      Jul 23,    Years ended December 31,
                                                       ----------   ----------   ------------------------
                                                         1996         1996         1995          1994
                                                       ----------   ----------   ----------    ----------
                                                                     (dollars in thousands)
Federal income tax (benefit) at statutory rate .....   $    3,396   $      763   $    4,235    $    3,178
Differences resulting from:
     Miscellaneous..................................          232            6         (170)           16
                                                       ----------   ----------   ----------    ----------
Reported income tax provision benefit ..............   $    3,628   $      769   $    4,065    $    3,194
                                                       ==========   ==========   ==========    ==========

         The significant components of the Company's net deferred income tax benefit and liability are as follows:


                                                               1996                           1995
                                                       ---------------------------  --------------------------
                                                       Deferred      Deferred       Deferred         Deferred
                                                          Tax          Tax            Tax              Tax
                                                        Assets       Liabilities     Assets         Liabilities
                                                       ------        -----------     --------       -----------
                                                                      (dollars in thousands)

Mortgage loans on real estate ....................... $    --         $   --          $    --         $ 2,319
Deferred policy acquisition costs ...................      --          1,477               --          29,475
Present value of insurance in force .................      --          5,062               --              --
Unrealized gain on investment securities ............      --          2,163               --          12,495
Policy reserves .....................................  19,319             --           21,530              --
Other ...............................................     972             --               --              11
                                                      -------         ------          -------         -------
                                                      $20,291         $8,702          $21,530         $44,300
                                                      =======         ======          =======         =======

         In assessing the realization of deferred taxes, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon those considerations, management believes it is more likely than not that the Company will realize the benefits of these deductible differences as of December 31, 1996.

         Payments made for income taxes, net of refunds received, during the years ended December 31, 1996, 1995 and 1994 were $2.8 million, $4.6 million and $1.4 million, respectively.

         The Company's approximately $5.2 million of "Policyholders' Surplus" at December 31, 1995 became taxable income to its former parent in conjunction with the sale of the Company in 1996 and was therefore, extinguished.

         The Company had a current income tax payable, which is included in "Other liabilities," in the amount of $3 million at December 31, 1996, and $2.3 million at December 31, 1995.

5.       TRANSACTIONS WITH AFFILIATES

         In conjunction with the sale of the Company, Knightsbridge Management LLC ("Knightsbridge"), an affiliate, accrued transaction fees of $2.5 million, which were capitalized as costs in excess of net assets acquired.

         The Company received $57.3 million in cash from PLAIC as replacement for assets distributed to its former parent in conjunction with the sale of the Company. (See note 2 to Notes to Consolidated Financial Statements.)

         Knightsbridge provides management consulting services to the Company for an annualized fee of $1 million. For the period from July 24, 1996 through December 31, 1996, the accompanying financial statements include $.4 million for these fees. The Company was allocated certain costs from UCFC and its affiliates under a cost sharing agreement totaling $ - million, $2.1 million, $4.1 million and $3.3 million, for the periods from July 24, 1996 to December 31, 1996 and January 1, 1996 to July 23, 1996 and years ended December 31, 1995 and 1994, respectively.

         Knightsbridge also provides investment management consulting services to the Company for a fee based upon the average dollar amount of the related investments. For the period from July 24, 1996 to December 31, 1996, the Company incurred $.6 million in such fees.

         UC Mortgage, an affiliate, services commercial loans for the Company for a fee of three-eights of one percent of the principal balances. For the period from July 24, 1996 to December 31, 1996, the Company paid UC Mortgage $.4 million for mortgage servicing fees. In addition, the Company provides employees to UC Mortgage and is reimbursed for salary and salary related expenses for those employees. The total amount of reimbursed employee expenses for the period from July 24, 1996 to December 31, 1996 was $.3 million. As of December 31, 1996, 1995 and 1994, UC Lending, a former affiliate, serviced loans owned by the Company having aggregate unpaid principal balances of approximately $62.6 million, $338.4 million, and $296.9 million, respectively. The Company paid servicing fees relative to these loans of approximately $ - million, $.5 million, $.9 million, and $1.1 million for the periods from July 24, 1996 to December 31, 1996 and January 1, 1996 to July 23, 1996 and the years ended December 31, 1995 and 1994, respectively.

         The Company has an agreement with UC Lending to purchase qualifying residential home equity mortgage loans originated or purchased and underwritten by UC Lending. (See note 10 to Notes to Consolidated Financial Statements.) These loans are usually held three to six months until resold to UC Lending for sale by UC Lending in loan securitizations. Also, under an agreement applicable to the period from January 1, 1996 to July 23, 1996, and the years ended December 31, 1995 and 1994, UC Lending was obligated to repurchase these home equity loans previously sold to the Company at the time of foreclosure. At December 31, 1996 and 1995, $61 million and $166.5 million, respectively, of home equity loans originated by UC Lending were owned by the Company. During the periods from July 24, 1996 to December 31, 1996, January 1, 1996 to July 23, 1996 and the years ended December 31, 1995 and 1994, the Company purchased home equity loans for approximately $75.2 million, $656 million, $1,169 million and $893 million, respectively, from UC Lending. Sales of these home equity loans to UC Lending by the Company were $51.4 million, $679.2 million, $1.112 billion and $932.7 million for the periods from July 24, 1996 to December 31, 1996 and January 1, 1996 to July 23, 1996 and the years ended December 31, 1995 and 1994, respectively. No gain or loss was recorded by the Company in these transactions.

         The Company formerly leased home office space to UCFC and other former affiliates. Rent income attributable to these affiliates was approximately $ - million and $1 million for the periods from July 24, 1996 to December 31, 1996, and each of the periods from January 1, 1996 to July 23, 1996 and the years ended December 31, 1995 and 1994, respectively.

         United Companies Realty & Development Co., Inc. ("UCRD"), a former affiliate, managed the home office buildings leased by the Company to UCFC and other third party tenants under a real estate management contract for the period from January 1, 1996 to July 23, 1996, and for the years ended December 31, 1995 and 1994. The Company paid approximately $.2 million, $.4 million and $.3 million to UCRD in management fees for the period January 1, 1996 to July 23, 1996, and the years ended December 31, 1995 and 1994, respectively.

         The Company owned at December 31, 1996 and 1995 three subordinated debentures purchased in May 1993, from UC Lending. Listed below is summarized information on the subordinated debentures that were issued by UC Lending:

                               Date of         Principal        Interest        Maturity
                Series          Issue           Balance           Rate            Date
         ----------------   ------------       ---------        --------      -------------
                                        (dollars in thousands)
           A-1              May 14, 1993        $  3,000            6.05%      May 20, 1998
           B                May 14, 1993           3,000            6.64%      May 20, 2000
           C                May 14, 1993           4,000            7.18%      May 20, 2003
                                                --------
               Total                            $ 10,000
                                                ========

         Interest income received from UC Lending with respect to those subordinated debentures totaled approximately $.33 million in each of the periods from July 24 to December 31, 1996, and January 1 to July 23, 1996, and $.67 million in each of the years ended December 31, 1995 and 1994. All principal is paid upon maturity.

6.       DEFERRED POLICY ACQUISITION COSTS AND PRESENT VALUE OF INSURANCE IN
         FORCE

         Deferred policy acquisition costs represent commissions, premium taxes and certain other acquisition expenses, including underwriting and issue costs. Information relating to these costs is as follows:

                                               Purchase
                                               basis of
                                              accounting       Historical basis of accounting
                                              ----------    --------------------------------------
                                              Period from   Period from
                                               Jul 24 to     Jan 1 to
                                                Dec 31,       Jul 23,     Years ended December 31,
                                              ----------    ----------    ------------------------
                                                 1996          1996          1995          1994
                                              ----------    ----------    ----------    ----------
                                                             (dollars in thousands)
Unamortized deferred policy
  acquisition costs at beginning of period..  $     --      $   90,703    $   91,915    $   83,495
Policy acquisition costs deferred:
   Commissions .............................       4,298         4,531        11,283        20,743
   Underwriting and issue costs ............         874           266           664         1,205
Policy acquisition costs amortized .........          (8)       (9,699)      (13,159)      (13,528)
Unrealized investment gain adjustment ......        (977)         --            --            --
                                              ----------    ----------    ----------    ----------
   Unamortized deferred policy
     acquisition costs at end of period ....  $    4,187    $   85,801    $   90,703    $   91,915
                                              ==========    ==========    ==========    ==========

         The methods used by the Company to value the fixed benefit, life, and accumulation products purchased are consistent with the valuation methods used most commonly to value blocks of insurance business. It is also consistent with the basic methodology generally used to value insurance assets. The method used by the Company includes identifying the future cash flows from the acquired business, the risks inherent in realizing those cash flows, the rate of return the Company believes it must earn in order to accept the risks inherent in realizing the cash flows, and determining the value of the insurance asset by discounting the expected future cash flows by the discount rate the Company requires.

         The discount rate used to determine such values is the rate of return required in order to invest in the business being acquired. In selecting the rate of return, the Company considered the magnitude of the risks associated with actuarial factors described in the following paragraph, cost of capital available to the Company to fund the acquisition, compatibility with other Company activities that may favorably affect future profits, and the complexity of the acquired Company.

         Expected future cash flows used in determining such values are based on actuarial determination of future premium collection, mortality, surrenders, operating expenses and yields on assets held to back policy liabilities as well as other factors. Variances from original projections, whether positive or negative, are included in income as they occur. To the extent that these variances indicate that future cash flows will differ from those included in the original scheduled amortization of the value of the insurance in force, current and future amortization may be adjusted. Recoverability of the value of insurance in force is evaluated annually and appropriate adjustments are then determined and reflected in the financial statements for the applicable period.


         Information related to the present value of insurance in force is as follows:

                                                Purchase
                                                basis of
                                               accounting
                                               ----------
                                              Period from
                                               Jul 24 to
                                                Dec 31,
                                               ----------
                                                  1996
                                               ----------
                                         (dollars in thousands)
Balance at the beginning of the period .....   $       --
Addition due to acquisition ................       69,077
Accretion of interest ......................        1,633
Amortization ...............................       (6,693)
Unrealized investment gain adjustment ......       (9,086)
                                               ----------
Balance at end of period ...................   $   54,931
                                               ==========

         Expected gross amortization, based upon current assumptions and accretion of interest at a policy or contract rates ranging from 5.36% to 5.43% for the next five years of the present value of insurance in force is as follows:

                      Beginning            Gross           Accretion          Net
                       Balance          Amortization      of Interest     Amortization
-------------------------------------------------------------------------------------------
                                                                     (dollars in thousands)
1997                   $54,931           $13,287            $3,451          $9,836
1998                    45,095            11,386             2,941           8,445
1999                    36,650            10,058             2,465           7,593
2000                    29,057             8,546             2,044           6,502
2001                    22,555             7,082             1,696           5,386

7.       RETIREMENT AND PROFIT SHARING PLANS

         Eligible employees may elect to participate in PennCorp's defined contribution 401(K) retirement plan. Contributions to the Plan are made pursuant to salary deferral elections by participants in an amount equal to 1% to 15% of their annual compensation. In addition, the Company makes matching contributions in an amount equal to 50% of each participant's salary deferral to a maximum of 3% of annual compensation. The defined contribution plan also provides for a discretionary employer profit sharing contribution, which is determined annually by the Board of Directors for the succeeding plan year. Profit sharing contributions are credited to participant's accounts on the basis of their respective compensation in accordance with a formula that provides a higher percentage contribution for compensation in excess of the federal Social Security wage base. Salary deferral contribution accounts are at all times fully vested, while matching contribution accounts vest ratably from one to two years of service, and profit sharing contribution accounts vest ratably from one to five years of service. All participant accounts are fully vested at death, disability or attainment of age 65. Payment of vested benefits under the defined contribution plan may be elected by a participant in a variety of forms of payment. The Company's funding policy is to contribute annually an amount that can be deducted for federal income tax purposes. Expenses related to this plan for the period from July 24, 1996, to December 31, 1996, was $78,000 compared to costs associated with employee benefit plans of the Company's former parent of $184,600, $414,000 and $327,500 for the period from January 1, 1996, through July 23, 1996, and the years ended December 31, 1995 and 1994, respectively.

8.       STATUTORY ACCOUNTING

         Accounting records of the Company are also maintained in accordance with practices prescribed or authorized by insurance regulatory authorities. Prescribed statutory accounting principles include a variety of publications of the National Association of Insurance Commissioners, as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Company's capital and surplus pursuant to the statutory accounting basis as of December 31, 1996 and 1995, was $103.1 million and $99.9 million, respectively. On a statutory accounting basis, net gain from operations for the years ended December 31, 1996, 1995 and 1994, was $10.1 million, $12.8 million and $9.7 million, respectively. Net income on a statutory accounting basis, which includes realized capital gains and losses, was $6.8 million, $10 million and $5.8 million for the years ended December 31, 1996, 1995 and 1994, respectively.

                Under the current statutory requirements in Louisiana, the Company has the capacity to pay dividends of $9.4 million in 1997. Extraordinary dividends, with a statutory value of $62.6 million, consisting of real estate, an investment in a limited partnership and $10 million cash, were distributed to the Company's former parent immediately prior to the closing of the sale of the Company. Immediately after the closing, PLAIC contributed $57.3 million cash to the Company as a replacement for the distributed assets. (See note 2 to Notes to Consolidated Financial Statements.) No dividends were paid during 1994 or 1995. As part of its July 1996 approval of PLAIC's acquisition of the Company, the Louisiana Insurance Commissioner approved a dividend plan for the Company pursuant to which the Company may pay a specified amount of dividends for each of the five years following the acquisition, beginning in 1997, amounting to the lesser of the pro forma dividend amounts in such plan or the actual earnings of the Company, and conditioned on the Company's maintaining a risk-based capital of at least 300 percent of the Authorized Control Level.


         The Company received written approval from the Louisiana Department of Insurance to invest in first lien residential mortgage loans originated by UCLC on a short-term basis without recording the assignment of the mortgage loans to the Company, which differs from prescribed statutory accounting practices. Statutory accounting practices prescribed by the State of Louisiana require that investments in mortgage loans be secured by unrestricted first liens on the underlying property. As of December 31, 1996, statutory surplus was increased by approximately $6.3 million as a result of this permitted practice.

9.       DISCLOSURE ABOUT FINANCIAL INSTRUMENTS

                The carrying value and fair value of the Company's financial assets and liabilities were as follows:

                                                  December 31, 1996         December 31, 1995
                                               -----------------------   -----------------------
                                                   Purchase basis            Historical basis
                                                   of accounting              of accounting
                                               -----------------------   -----------------------
                                               Carrying       Fair        Carrying       Fair
                                                 Value        Value        Value         Value
                                               ----------   ----------   ----------   ----------
                                                          (dollars in thousands)
Financial assets:
  Investments:
     Fixed maturity securities:
       Available for sale ..................   $1,144,165   $1,144,165   $1,140,160   $1,140,160
       Held to maturity ....................       48,473       50,902       60,919       59,330
     Mortgage loans on real estate .........      235,981      235,981      336,269      335,157
     Investment real estate ................         --           --         32,423       38,978
     Policy loans ..........................       21,536       21,536       20,291       20,291
     Investment in limited partnership .....        5,704        5,704       25,594       25,594

     Short-term investments ................          467          467       22,804       22,804
     Other invested assets .................        1,491        1,491        3,263        3,263
     Cash ..................................       14,487       14,487        3,028        3,028
  Financial liabilities:
     Annuity reserves ......................    1,330,100    1,271,346    1,417,803    1,350,626
     Repurchase agreements .................         --           --         40,857       40,857

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

         Mortgage Loans on Real Estate. The fair value of the Company's loan portfolio was determined by segregating the portfolio by type of loan and further by its performing and non-performing components. Performing loans were further segregated based on the due date of their payments, an analysis of credit risk by category was performed and a matrix of pricing by category was developed. The fair value of delinquent loans was estimated by the Company's using estimated recoveries on defaulted loans.

         Investment Real Estate. The fair value of the Company's investment real estate was based upon independent appraisals of the properties.

         Policy Loans. Policy loans are generally settled at the loan amount plus accrued interest; therefore, the carrying value of these assets is a reasonable estimate of their fair values.

         Other Invested Assets. The fair value of the Company's investment in other invested assets approximates their carrying value.

         Short-term Investments. The carrying amount of short-term investments approximates their fair values because these assets generally mature in 90 days or less and do not present any significant credit concerns.

         Investment in Limited Partnerships. The fair value of the Company's investment in limited partnerships approximated their carrying value.

         Annuity Reserves. The Company's annuity contracts generally do not have a defined maturity and are considered as deposits under SFAS No. 97. SFAS No. 107 states that the fair value to be disclosed for deposit liabilities with no defined maturities is the amount payable on demand at the reporting date. Accordingly, the Company has estimated the fair value of its annuity reserves as the cash surrender value of these contracts.

         Repurchase Agreements. The repurchase agreements mature in less than 60 days; therefore, the carrying value of the repurchase agreements is considered to be a reasonable estimate of fair value.

10.      COMMITMENTS AND CONTINGENCIES

         The Company is obligated under operating leases, including office space, computer equipment and automobiles. Rent expense was $.6 million, $.7 million, and $.5 million in 1996, 1995 and 1994 respectively.

         Minimum annual commitments under noncancellable operating leases are as follows (in thousands of dollars):


1997                                      $   553
1998                                          533
1999                                           44
                                          -------
   Total minimum payments required        $ 1,130
                                          =======

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

         In conjunction with the sale of the Company, and in accordance with past practices, historical basis deferred acquisition cost assumptions were adjusted to reflect actual experience to July 24, 1996, the acquisition date. This adjustment resulted in a $2.9 million increase in amortization of deferred acquisition costs associated with certain annuity plans, primarily as a result of revised surrender estimates. As a result of the purchase price adjustment provision contained in the Agreement, and the adjustment noted immediately above, the final aggregate purchase price paid for the Company is yet to be determined, although UC Life does not expect the final aggregate purchase price to vary materially from estimates utilized in the preparation of these financial statements.

         The Company is subject to various litigation arising during the ordinary course of business. While the outcome of such litigation cannot be predicted with certainty, management does not expect the resolution of these matters to have a material adverse effect on the financial condition or results of operations of the Company.

11.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         Summarized quarterly financial data is as follows:

                                                    Historical basis                   Purchase basis
                                                     of accounting                      of accounting
                                         ------------------------------------    -----------------------
                                           Three        Three       Period         Period      Three
                                           Months       Months        from          from       Months
                                           Ended        Ended       Jul 1 to      Jul 24 to     Ended
                                           Mar 31       Jun 30      July 23,       Sep 30,      Dec 31,
                                         ----------   ----------   ----------    ----------   ----------
                                                           (dollars in thousands)
1996:
   Total revenues ....................   $   32,216   $   31,239   $    6,579    $   23,820   $   32,218
   Income (loss) from operations
     before income taxes .............        2,661        2,516       (2,996)        4,095        5,609
   Net income (loss) .................        1,730        1,622       (1,940)        2,569        3,507

                                                                Historical basis of accounting
                                                       -------------------------------------------------
                                                                       Three Months Ended
                                                       -------------------------------------------------
                                                         Mar 31       Jun 30       Sep 30       Dec 31
                                                       ----------   ----------   ----------   ----------
                                                                    (dollars in thousands)
1995:
   Total revenues ..................................   $   33,151   $   35,146   $   32,874   $   31,379
   Income from operations
    before income taxes ............................        3,170        4,563        2,671        1,696
   Net income ......................................        2,266        2,963        1,732        1,074

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

          The directors and executive officers of the Company as of March 15, 1997 are listed below, together with information as to their ages, dates of election and principal business occupation during the last five years (if other than their present business occupation).

                                                  Principal Business Occupation
           Name                                      During Last Five Years
-------------------------------------------------------------------------------
         C. Paul Patsis              Mr. Patsis is President, Chief Executive Officer and
              (Age 49)               director of the Company.  Mr. Patsis joined the Company on on February 18, 1997.  Mr. Patsis also serves as President of UC Mortgage and President, CEO and Director of United
                                     Variable Services,Inc., affiliated companies.  In addition,
                                     Mr.Patsis serves as Chairman of the Board and Chief Executive
                                     Officer of Marketing One, Inc. of Portland, Oregon, an affiliate.

         Joel S. Kaplan              Mr. Kaplan is Executive Vice President, Financial and Legal
              (Age 42)               Services of the Company.  Mr. Kaplan joined the Company on
                                     February 18, 1997.  Mr. Kaplan also serves as Executive Vice
                                     President, Financial and Legal Services, for affiliates UC
                                     Mortgage and United Variable Services, Inc. of Baton Rouge,
                                     Louisiana, and Marketing, One, Inc. of Portland, Oregon.
                                     Prior to joining Marketing One in June 1994, Mr. Kaplan was a partner in the Portland law firm of Tonkon, Torp, Galen, Marmaduke
                                     & Booth.

         John H. Lancaster           Mr. Lancaster is Executive Vice President and Chief
              (Age 49)               Marketing Officer and a director of the Company.  Mr.
                                     Lancaster joined the Company in 1995. Prior to
                                     his employment with the Company, he served as
                                     Executive Vice President of Annuities for National
                                     Health Insurance Company of Dallas, Texas.

         Kitty S. Kennedy            Ms. Kennedy has served as Executive Vice President, Chief
              (Age 48)               Actuary and Chief Administrative Officer since 1993. Ms.
                                     Kennedy is also a director of the Company.  Ms. Kennedy
                                     joined the Company in 1984, was named Senior Vice
                                     President in 1991 and has served in various management
                                     positions within the Company.

         James P. McDermott          Mr. McDermott is a director of the Company and a Senior
              (Age 35)               Vice President of PennCorp Financial Group, Inc.
                                     ("PennCorp"), the Company's ultimate parent.  Prior to
                                     joining PennCorp, Mr. McDermott was a Senior Manager
                                     with KPMG Peat Marwick LLP.

         Michael J. Prager           Mr. Prager is a director of the Company and a Senior Vice
                (Age 37)             President of PennCorp.  Prior to joining PennCorp, Mr.
                                     Prager was a Manager with KPMG Peat Marwick LLP.

                                     Principal Business Occupation
         Name                        During Last Five Years
-------------------------------------------------------------------------------
         Scott D. Silverman          Mr. Silverman is a director of the Company and a Senior Vice
            (Age 38)                 President of PennCorp. Prior to joining PennCorp, Mr.
                                     Silverman served as Vice President (Legal) and Secretary with
                                     Independence Holding Company and Vice President, Counsel
                                     and Secretary with Standard Security Life Insurance Company of New York.

         Donald M. Woodard           Mr. Woodard is Senior Vice President and Controller of the
              (Age 48)               Company.  Mr. Woodard joined the Company in June 1994.
                                     Prior to his employment with the Company, Mr. Woodard served as Chief
                                     Financial Officer of National Financial Insurance Company and
                                     American Insurance Company of Texas, both of Dallas, Texas.

         Francis G. Miller           Mr. Miller is a Senior Vice President, Information Services,
              (Age 50)               of the Company.  He transferred to the Company in August 1993 from the Company's former parent, which he joined in 1989, and where he served as a Senior Vice President.

         R. Andrew Davidson, III     Mr. Davidson is Senior Vice President of Investments for the
              (Age 44)               Company.  Mr. Davidson joined the Company in October 1992 as
                                     Vice President. Prior to his employment with the Company, Mr.
                                     Davidson served as Investment Adviser/Portfolio Analyst with
                                     Southwest Corporate FCU in Dallas, Texas, his employer since 1990.

         JoAnna Cotaya               Ms. Cotaya is a Senior Vice President of the Company and
              (Age 39)               a Senior Vice President of UC Mortgage Company, an
                                     affiliate since 1996.  Prior to joining the Company she served as Vice President of United Companies Lending Corporation,
                                     a former affiliate.

         James W. Lillie, Jr.        Mr. Lillie has served as the Corporate Secretary since 1996.
              (Age 66)               In addition, he serves as Vice President, Associate General
                                     Counsel and Secretary of PennCorp.  Prior to joining the
                                     Company, he was a Partner with the firm of Morgan, Lewis, &
                                     Bockius LLP.

Item 11.  Executive Compensation

          The following table sets forth certain information on the annual and long-term Compensation paid by the Company and its affiliates for the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company for the three years ended December 31, 1996, 1995 and 1994. The salary and bonus of each of the executive officers were paid by the Company.

                                                                                                Long-Term
   Summary Compensation Table                      Annual Compensation                     Compensation Awards
                                   ----------------------------------------------------  -------------------------
                                                                             Other
                                                                             Annual        Restricted
            Name and                                                      Compensation    Stock Awards    Options/    All Other
       Principal Position           Year      Salary      Bonus ($)(1)       ($)(2)          ($)(3)       SARs(%)   Compensation(2)
---------------------------------  -------  -----------  --------------- --------------  --------------- --------- -----------------
Robert B. Thomas, Jr.............   1996       $220,500    $395,818          $   --                --            --       $566,956
Chairman of the Board and           1995        219,625     395,818              --          160,000            --         20,505
President                           1994        209,366     168,116              --                --            --         21,882
   (Resigned February 18, 1997)

Kitty S. Kennedy.................   1996        124,115      49,988              --                --            --        124,282
Executive Vice President,           1995        108,970      49,988              --                --            --         16,015
Chief Actuary and                   1994        100,320      40,800              --                --            --         15,280
Chief Administrative Officer

Gary L. Warrington                  1996         90,089      71,541              --                --            --        219,821
Executive Vice President            1995        158,980      71,541              --                --            --         18,047
   (Retired July 23, 1996)          1994        158,980      63,592              --                --            --         21,939

Lindsay C. Seals                    1996         66,057      48,204              --                --            --         91,226
Executive Vice President
     -- Marketing                   1995        106,600      48,204              --                --            --         17,443
   (Retired July 23, 1996)          1994        103,333      41,600              --                --            --         16,474

Francis G. Miller                   1996         98,950      42,750              --                --            --        115,592
Senior Vice President --            1995         94,333      36,400              --                --            --             --
Information Services                1994         90,399       7,866              --                --            --             --

--------------

NOTES:

(1) Amounts awarded under the United Companies Financial Corporation Management Incentive Plan (plan of former parent) for the respective years, even if deferred.

(2) Amount reported include amounts contributed or accrued for 1996, 1995, and 1994 for the named officers under the United Companies Financial Corporation Employee Stock Ownership Plan ("ESOP") and Employees' Savings Plan and Trust (plan or former parent).

(3) Reflects the value of the shares of restricted stock based upon the closing price of UCFC's Common Stock reported on the National Association of Securities Dealers Quotations National Stock Market (the "Nasdaq Stock Market") on the date of award. The shares of the restricted stock vest in 50% increments on the anniversary date of the award in each of the two years thereafter. The awards are also subject to certain performance-based conditions. During the restriction period for the shares of restricted stock, the named executive officer is entitled to receive dividends and exercise voting privileges on such restricted shares.

     Directors of the Company receive no fees for their services as members of the Board of Directors. No shares of capital stock of the Company are owned by the executive officer or director. The Company is a wholly-owned subsidiary of Pacific Life and Accident Insurance Company, a wholly-owned subsidiary of PennCorp.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          All of the Company's issued and outstanding common stock is owned by Pacific Life and Accident Insurance Company, a wholly-owned subsidiary of PennCorp.

Item 13.  Certain Relationships and Related Transactions


          None

             UNITED COMPANIES LIFE INSURANCE COMPANY AND SUBSIDIARY

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements

    Included in Part II of this report:

         Independent Auditors' Reports                            Page    20-21

         December 31, 1996 and 1995

            Consolidated Balance Sheets                           Page     22

         For the three years ended December 31, 1996

            Consolidated Statements of Operations                 Page     23

            Consolidated Statements of Cash Flows                 Page     24

            Consolidated Statements of Stockholder's Equity       Page     25

         Notes to Consolidated Financial Statements               Pages   26-40

Financial Statement Schedules

     Included in Part IV of this report:

     Individual financial statements of the registrant have been omitted because consolidated financial statements of the registrant and its subsidiary required by Item 8 have been included in Part II of this report and, as of December 31, 1996, the registrant was primarily an operating company and its subsidiary is wholly owned.

     Schedule I   Summary of Investments at December 31, 1996. Page 47.

     Schedule III Supplementary Insurance Information, for the three years ended December 31, 1996. Page 48.

     Schedule IV Reinsurance, for the three years ended December 31, 1996. Page 49.

     Schedule V Valuation and Qualifying Accounts, for the three years ended December 31, 1996. Page 50.

Exhibits


Exhibit No.           Description of Document
-----------           -----------------------

21.1(1)               Subsidiary of the Company

23.1(1)               Consent of KPMG Peat Marwick LLP

23.2(1)               Consent of Deloitte & Touche LLP

27.1(1)               Financial Data Schedule

(1)  Filed herewith
       Exhibit No. 21.1 - Page 51
       Exhibit No. 23.1 - Page 52
       Exhibit No. 23.2 - Page 53
       Exhibit No. 27.1 - Page 54


Reports on Form 8K

     On August 14, 1996, the Company filed a current report on Form 8-K, stating that on July 24, 1996, United Companies Financial Corporation and Pacific Life and Accident Insurance Company, a wholly-owned subsidiary of PennCorp Financial Group, Inc. consummated the sale of UC Financial's wholly-owned subsidiary, United Companies Life Insurance Company.

     On October 21, 1996, the Company filed a current report on form 8-K that as a result of the transaction described above and reported on August 14, 1996, the Company's Board of Directors had approved the engagement of KPMG Peat Marwick LLP as its certifying accountants, effective October 17, 1996. KPMG Peat Marwick currently serves PennCorp and its subsidiaries as its certifying accountants. The Company previously utilized the services of Deloitte and Touche LLP, the certifying accountants used by its former parent, United Companies Financial Corporation.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

DATED:  MARCH 17, 1997

                                     UNITED COMPANIES LIFE INSURANCE COMPANY

                                     BY: /S/    C. PAUL PATSIS
                                        ---------------------------------------
                                                    C. Paul Patsis
                                          President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934 this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 1997.



/s/    C. PAUL PATSIS                                President, Chief Executive Officer and Director
----------------------------------------             (Principal Executive Officer)
         C. Paul Patsis


/s/      JOEL S. KAPLAN                              Executive Vice President, Financial and Legal Services
----------------------------------------             (Principal Executive Officer)
             Joel S. Kaplan


/s/    KITTY S. KENNEDY                              Executive Vice President, Chief Actuary, Chief Administrative
----------------------------------------             Officer and Director
         Kitty S. Kennedy                            (Principal Executive Officer)



 /s/   JOHN H. LANCASTER                             Executive Vice President, Chief Marketing Officer and
----------------------------------------             Director
         John H. Lancaster                           (Principal Executive Officer



/s/    DONALD M. WOODARD                             Senior Vice President and Controller
----------------------------------------             (Principal Accounting Officer)
         Donald M. Woodard


/s/    JAMES P. McDERMOTT                            Director
----------------------------------------
         James P. McDermott


/s/      MICHAEL J. PRAGER                           Director
----------------------------------------
         Michael J. Prager


/s/      SCOTT D. SILVERMAN                          Director
----------------------------------------
            Scott D. Silverman

                                                                     SCHEDULE I

             UNITED COMPANIES LIFE INSURANCE COMPANY AND SUBSIDIARY

                             SUMMARY OF INVESTMENTS


                                                                                                   Amount Shown
                       Type of Investment                               Cost           Value     on Balance Sheet
------------------------------------------------------------------   ------------   ------------ -----------------
                                                                               (dollars in thousands)
Fixed maturity securities available for sale:
  U.S. Government and agencies and authorities ...................   $    644,795   $    655,077   $    655,077
  Municipal ......................................................          5,434          5,387          5,387
  Foreign ........................................................         10,920         11,105         11,105
  Public utilities ...............................................         12,695         12,852         12,852
  All other corporate bonds ......................................        454,006        459,744        459,744
                                                                     ------------   ------------   ------------
          Total fixed maturity securities available for sale .....      1,127,850      1,144,165      1,144,165
                                                                     ------------   ------------   ------------
Fixed maturity securities held to maturity:
  All other corporate bonds ......................................         48,473         50,902         48,473
                                                                     ------------   ------------   ------------
          Total fixed maturity securities ........................      1,176,323      1,195,067      1,192,638
                                                                     ------------   ------------   ------------
Mortgage loans on real estate ....................................        235,981         XXXXXX        235,981
Policy loans .....................................................         21,536         XXXXXX         21,536
Investment in limited partnerships ...............................          5,704         XXXXXX          5,704
Short-term investments ...........................................            467         XXXXXX            467
Other long-term investments ......................................          1,491         XXXXXX          1,491
                                                                     ------------                  ------------
          Total investments ......................................   $  1,441,502                  $  1,457,817
                                                                     ============                  ============

                                                                   SCHEDULE III

             UNITED COMPANIES LIFE INSURANCE COMPANY AND SUBSIDIARY

                      SUPPLEMENTARY INSURANCE INFORMATION




          COLUMN A                  COLUMN B     COLUMN C      COLUMN D      COLUMN F      COLUMN G       COLUMN H   COLUMN I & J
-------------------------------   -----------   -----------   -----------   -----------   -----------   ----------- ----------------
                                                                                                                   Deferred Policy
                                                                                                                   Acquisition Cost
                                    Deferred                                                                         Amortization
                                    Policy                                                   Net        Benefits,        and
                                  Acquisition  Future Policy   Unearned      Premium      Investment     Claims     Other Operating
                                      Costs     Benefits(1)    Premiums     Revenues(3)     Income     Losses, Etc.     Expenses
                                  -----------   -----------   -----------   -----------   -----------   ----------- ---------------
                                                                        (dollars in thousands)
PURCHASE BASIS OF ACCOUNTING:
Period from July 24 through
   December 31, 1996              $     4,187   $ 1,441,307   $       275   $     3,483   $    50,041   $     3,836   $      4,741
HISTORICAL BASIS OF ACCOUNTING:
Period from January 1 through
   July 23, 1996                  $    85,801   $ 1,463,230   $     1,074   $     3,732   $    66,421   $     5,967   $     19,452
Year ended December 31, 1995      $    90,703   $ 1,529,012   $     1,793   $     8,508   $   125,591   $     9,930   $     29,485
Year ended December 31, 1994      $    91,915   $ 1,542,474   $     4,491   $    11,373   $   117,105   $    12,654   $     28,868


NOTES:

(1) Column C includes accumulated fund values on annuity and interest sensitive products.

(2) Column E is omitted as amounts are not material and are included with Column C.

(3) Column F excludes premiums on annuity and interest sensitive products which are accounted for as deposits.

                                                                    SCHEDULE IV

             UNITED COMPANIES LIFE INSURANCE COMPANY AND SUBSIDIARY

                                  REINSURANCE


               COLUMN A                     COLUMN B      COLUMN C     COLUMN D     COLUMN E        COLUMN F
----------------------------------------   ----------    ----------   ----------   ----------     --------------
                                                                                                    Percentage
                                                          Ceded to     Assumed                      of Amount
                                             Direct        Other      From Other     Net           Assumed to
                                             Amount      Companies    Companies      Amount        Net Amount
                                           ----------    ----------   ----------   ----------     --------------
                                                                (dollars in thousands)
Period from July 24, 1996 to
December 31, 1996
   Life insurance in force
      at end of period .................   $  468,284   $  131,816    $  891,694   $1,228,162         72.6%
                                           ==========   ==========    ==========   ==========
   Premiums
     Life insurance ....................   $    2,496   $      481    $    1,214   $    3,229         37.6
     Accident and health insurance .....          208          (46)         --            254         --
                                           ----------   ----------    ----------   ----------
          Total premiums ...............   $    2,704   $      435    $    1,214   $    3,483         34.9
                                           ==========   ==========    ==========   ==========
Period from January 1, 1996 to
July 23, 1996
   Life insurance in force
      at end of period .................   $  498,662   $  141,816    $  992,672   $1,350,148         73.5
                                           ==========   ==========    ==========   ==========
   Premiums
     Life insurance ....................   $    2,719   $      341    $      877   $    3,255         26.9
     Accident and health insurance .....          429          (48)         --            477         --
                                           ----------   ----------    ----------   ----------
                                           $    3,148   $      293    $      877   $    3,732         23.5
                                           ==========   ==========    ==========   ==========
Years ended December 31, 1995
  Life insurance in force
      at end of period ..................   $  554,131   $  149,080    $  992,979   $1,398,030         71.0
                                           ==========   ==========    ==========   ==========
  Premiums
     Life insurance ....................   $    6,016   $    1,625    $    2,588   $    6,979         37.1
     Accident and health insurance .....        1,643          115             1        1,529         --
                                           ----------   ----------    ----------   ----------
          Total premiums ...............   $    7,659   $    1,740    $    2,589   $    8,508         30.4
                                           ==========   ==========    ==========   ==========
Years ended December 31, 1994
  Life insurance in force
      at end of period .................   $  709,883   $  177,585    $1,106,148   $1,638,446         67.5
                                           ==========   ==========    ==========   ==========
  Premiums
     Life insurance ....................   $    7,467   $    1,931    $    2,959   $    8,495         34.8
     Accident and health insurance .....        3,070          199             7        2,878          0.2
                                           ----------   ----------    ----------   ----------
          Total premiums ...............   $   10,537   $    2,130    $    2,966   $   11,373         26.1
                                           ==========   ==========    ==========   ==========

                                                                     SCHEDULE V

             UNITED COMPANIES LIFE INSURANCE COMPANY AND SUBSIDIARY

                       VALUATION AND QUALIFYING ACCOUNTS

                                                             COLUMN C            COLUMN D
               COLUMN A                     COLUMN B         ADDITIONS         DEDUCTIONS(2)  COLUMN E(3)
-----------------------------------------  ---------  ----------------------   -------------  -----------
                                                       Charged
                                           Balance at  to Costs      Charged                  Balance at
                                           Beginning     and        to Other                    End
                                           of Period   Expenses    Accounts(1)                of Period
                                           ---------   ---------   -----------   ---------    ---------
                                                           (dollars in thousands)
Purchase basis of accounting:
-----------------------------
Period from July 24, 1996 to
  December 31, 1996
  Allowance for loan losses ............   $  12,661   $    --     $    --       $     716    $  11,945
  Allowance for real estate losses .....         --         --          --            --          --
  Allowance for bond losses ............         189        --          --            --            189
  Unearned loan charges ................         284        --          --              18          266
                                           ---------   ---------   ---------     ---------    ---------
           Total .......................   $  13,134   $    --     $    --       $     734    $  12,400
                                           =========   =========   =========     =========    =========

Historical basis of accounting:
-----------------------------
Period from January 1, 1996 to
  July 23, 1996
  Allowance for loan losses ............   $   2,117   $     478   $    --       $     771    $   1,824
  Allowance for real estate losses .....       3,987      (1,098)       --           2,889         --
  Allowance for bond losses ............         666         884        --           1,361          189
  Unearned loan charges ................         301        --          --              17          284
                                           ---------   ---------   ---------     ---------    ---------
           Total .......................   $   7,071   $     264   $    --       $   5,038    $   2,297
                                           =========   =========   =========     =========    =========

Year ended December 31, 1995
  Allowance for loan losses ............   $   1,778   $     533   $    --       $     194    $   2,117
  Allowance for real estate losses .....       5,120       1,505        --           2,638        3,987
  Allowance for bond losses ............         317       2,013        --           1,664          666
  Unearned loan charges ................         419        --          --             118          301
                                           ---------   ---------   ---------     ---------    ---------
          Total ........................   $   7,634   $   4,051   $    --       $   4,614    $   7,071
                                           =========   =========   =========     =========    =========
December 31, 1994
  Allowance for loan losses ............   $   2,639   $     649   $    --       $   1,510    $   1,778
  Allowance for real estate losses .....       4,473       2,561        --           1,914        5,120
  Allowance for bond losses ............       1,515       1,849        --           3,047          317
  Unearned loan charges ................         592        --          --             173          419
                                           ---------   ---------   ---------     ---------    ---------
          Total ........................   $   9,219   $   5,059   $    --       $   6,644    $   7,634
                                           =========   =========   =========     =========    =========

---------------------

NOTES:

(1) Represents the approximate amount of unearned loan charges on installment loans originated during the period.

(2) Represents loans and bonds charged off and loan charges earned during the period.

(3) All of the above are deducted in the balance sheet from the asset to which they apply.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                        DESCRIPTION
--------                    ---------------
21.1                        Subsidiary of the Company

23.1                        Consent of KPMG Peat Marwick LLP

23.2                        Consent of Deloitte & Touche LLP

27.1                        Financial Data Schedule